Form 10-Q
period 1995-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1995-08-14
CIK 752324

===============================================================================


       "THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF
                                REGULATION S-T"




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                   Commission File Number 0-14550



                      NEW ENGLAND COMMUNITY BANCORP, INC.

                      DELAWARE                 06-1116165



                               OLD WINDSOR MALL,
                                 P.O. BOX 130,
                          WINDSOR, CONNECTICUT, 06095


                           Telephone: (203) 688-5251


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO____.



The number of shares of common stock of the registrant outstanding as of July 31, 1995 was 2,080,692.



The total number of pages in this report is 16

===============================================================================

                      NEW ENGLAND COMMUNITY BANCORP, INC.

                                     INDEX


Part I.                 Financial Information                           Page No.

       Item 1.          Financial Statements

                        Consolidated Balance Sheet - June 30, 1995
                        and 1994 (unaudited) and December 31, 1994             3

                        Consolidated Statement of Income - six months and
                        three months ended June 30, 1995 and 1994
                        (unaudited)                                            4

                        Consolidated Statement of Cash Flows - six months
                        ended June 30, 1995 and 1994 (unaudited)               5

                        Note to Consolidated Condensed Financial Statements    6

       Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    7

Part II        Other Information:
       Item 1.          Legal Proceedings                                     14
       Item 2.          Changes in Securities                                 14
       Item 3.          Defaults Upon Senior Securities                       14
       Item 4.          Submission of Matters to a Vote of Security Holders   14
       Item 5.          Other Information                                     15
       Item 6.          Exhibits - Reports on Form 8-K                        15


                               Page 2 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                              June 30, 1995       June 30, 1994     December 31, 1994
                                              -------------       -------------     -----------------
ASSETS:
    Cash and due from banks                    $11,452,843         $11,145,040         $14,113,404
    Federal funds sold                           4,975,000           6,950,000          13,701,830
    Investment securities
      Securities held-to-maturity                8,514,348           9,401,257          11,742,402
      Securities available-for-sale             39,776,309          42,287,406          36,065,007
      FHLBB Stock                                  810,200                                 810,200
    Mortgages held-for-sale                        511,100

    Loans Outstanding                          137,164,875         118,217,971         132,624,255
       Less: allowance for loan losses          (2,415,139)         (2,749,180)         (2,564,514)
                                              ------------        ------------        ------------
               Net loans                       134,749,736         115,468,791         130,059,741

    Accrued interest receivable                  1,609,912           1,296,535           1,502,341
    Bank premises and equipment                  5,817,461           5,530,488           5,677,349
    Other real estate owned                        341,202             648,953             572,751
    Other assets                                 1,200,963           1,224,284           2,444,971
                                              ------------        ------------        ------------
              TOTAL ASSETS                    $209,759,074        $193,952,754        $216,689,996
                                              ============        ============        ============
LIABILITIES:
   Deposits
     Noninterest bearing                       $36,230,804         $31,335,792         $47,322,955
     Interest bearing                          151,974,123         148,477,962         149,549,022
                                              ------------        ------------        ------------
          Total deposits                       188,204,927         179,813,754         196,871,977

   Borrowed funds                                  799,949             783,765             799,998
    Accrued interest payable                        76,475              64,861              66,475
    Other liabilities                              787,451             435,678             478,425
                                              ------------        ------------        ------------
          Total liabilities                    189,868,802         181,098,058         198,216,875

SHAREHOLDERS' EQUITY:
   Common stock, $.10 par value, June
30,1994 authorized  3,000,000 shares,
outstanding 1,302,432 shares December 31,
1994 and June 30, 1995 authorized                  209,069             130,243             208,069
10,000,000 shares, outstanding 2,080,692
   Surplus                                      12,114,828           6,622,080          12,114,828
    Retained earnings                            7,692,303           6,503,853           6,993,287
    Net unrealized gain(loss) on securities
      available-for-sale                          (124,928)           (401,480)           (843,063)
                                              ------------        ------------        ------------
         Total shareholders' equity             19,890,272          12,854,696          18,473,121
                                              ------------        ------------        ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $209,759,074        $193,952,754        $216,689,996
                                              ============        ============        ============


        The accompanying notes are an integral part of these statements.

                               Page 3 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                              Quarter ended                    Six Months ended
                                                      ----------------------------       --------------------------
                                                        June 30,          June 30,         June 30,        June 30,
                                                          1995              1994             1995            1994
                                                      ----------        ----------       ----------       ---------
Interest and dividend income:
    Loans, including fees                             $2,984,429        $2,335,180       $5,873,250       4,552,207
    Investment securities:
      Taxable interest                                   614,541           653,895        1,257,511       1,344,047
      Interest  exempt from federal income taxes          10,018             7,756           21,974          16,682
      Dividends                                           49,198            19,160           78,866          41,525
    Federal funds sold                                    92,329            57,572          203,935         109,257
                                                       ---------         ---------        ---------       ---------
          Total interest and dividend income           3,750,515         3,073,563        7,435,536       6,063,718
Interest expense:
   Deposits                                            1,320,284           999,201        2,457,181       2,011,407
   Borrowed funds                                          8,367             4,668           16,705           8,930
                                                       ---------         ---------        ---------       ---------
          Total interest expense                       1,328,651         1,003,869        2,473,886       2,020,337

Net interest and dividend income                       2,421,864         2,069,694        4,961,650       4,043,381
Provision for possible loan losses                       150,000           140,000          280,000         315,000
                                                       ---------         ---------        ---------       ---------
Net  interest  and  dividend  income after
  provision for possible loan losses                   2,271,864         1,929,694        4,681,650       3,728,381

Noninterest income:
   Service charges, fees and commissions                 359,648           387,540          686,790         749,075
   Investment securities gains                             2,335             5,730            (268)          22,768
   Gain on the sales of loans                             42,185           (2,805)           47,830          39,019
   Other                                                  49,388            12,688           65,370          29,303
                                                       ---------         ---------        ---------       ---------
         Total noninterest income                        453,556           403,153          799,722         840,165

Noninterest expenses:
   Salaries and employee benefits                      1,019,087           992,874        2,041,669       1,961,524
   Occupancy                                             187,737           173,430          348,174         341,896
   Furniture and equipment                               153,360           162,579          316,112         306,346
   Outside services                                       75,174            89,949          150,728         178,527
   Postage and supplies                                  102,722            83,659          199,343         167,889
   Insurance and assessments                             147,128           171,807          295,296         338,043
   Loan origination and collection                        18,426            14,848           45,641          13,022
   Losses, writedowns and expense on                      15,188            18,950           78,678          42,429
      other real estate
   Other                                                 282,641           209,742          600,738         387,938
                                                       ---------         ---------        ---------       ---------
       Total noninterest expenses                      2,001,463         1,917,838        4,076,379       3,737,614

NET INCOME (LOSS) BEFORE TAXES                           723,957           415,009        1,404,993         830,932
Income taxes(benefit)                                    255,531           156,687          497,883         321,096
                                                       ---------         ---------        ---------       ---------
NET INCOME                                              $468,426          $258,322         $907,110        $509,836
                                                       =========         =========        =========       =========

Net Income per share                                       $0.23             $0.20            $0.44           $0.39

Weighted Average shares of Common Stock                2,080,692         1,302,432        2,080,692       1,302,432

        The accompanying notes are an integral part of these statements

                               Page 4 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

Six Months ended June 30,                               1995             1994
-------------------------                             --------         --------
Operating Activities
Net income                                            $907,110         $509,836
 Adjustment for noncash charges (credits):
   Provision for depreciation and                      220,907          182,612
     amortization
   Losses  from  sale or disposal and
     provisions to reduce the carrying value
      of other real estate owned, net                   55,793              682

   Losses(gains)  on sales of  investment                  268          (22,768)
     securities, net
   Accretion  of discounts and amortization of
      premiums on bonds, net                           129,010          159,045
   Provision for possible loan losses                  280,000          315,000
   Decrease in accrued interest income                 616,711         (525,498)
      and other assets, net
   (Increase)  decrease in loans acquired             (511,100)        3,511,931
      for sale
   Increase(decrease) in accrued interest              319,026         (405,303)
                                                   -----------      -----------
      and other liabilities, net
   Net cash provided by operating activities         2,017,725        3,725,537

Financing activities:
   Net decrease in noninterest-bearing             (11,092,151)      (1,146,293)
     accounts
   Net increase (decrease) in interest-bearing       2,425,101       (7,505,522)
     accounts
   Decrease in borrowed funds                              (49)         (16,235)
   Cash dividends paid                                (208,094)
                                                   -----------      -----------
      Net cash used for financing activities        (8,875,193)      (8,668,050)

Investing activities:
   Loans  originated, net of principal              (5,196,562)      (2,681,515)
     collections
   Purchases of securities available-for-sale      (13,385,021)      (9,506,140)
   Proceeds from salesof securities                  3,046,312        6,349,965
     available-for-sale
   Proceeds from maturities of securities            7,765,000        6,322,687
     available-for-sale
   Purchases of securities held-to-maturity           (246,950)      (1,975,210)
   Proceeds from  maturities of securities           3,445,994        5,089,698
      held-to-maturity
    Proceeds from sales of other real estate owned     402,323          709,145
    Purchases of premises and equipment, net          (361,019)        (534,268)
                                                   -----------      -----------
    Net cash provided by investing activities       (4,529,923)        3,774,362

Increase in cash and cash equivalents              (11,387,391)      (1,168,151)
cash and cash  equivalents, beginning of period     27,815,234       19,263,191
                                                   -----------      -----------
cash and cash equivalents, end of period           $16,427,843      $18,095,040
                                                   ===========      ===========

Schedule of noncash  investing and financing
  activities
  Loans charged off, net of recoveries                 429,375          141,268
  Real estate acquired through foreclosure             226,567          268,142
  Income tax paid                                       10,765          164,500
  Interest paid                                      2,477,514        2,021,658

        The accompanying notes are an integral part of these statements.

                               Page 5 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.

              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1- Basis of Presentation:

The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc., ( the "Company") and its subsidiary, New England Bank & Trust Company, (the "Bank"). These financial statements reflect, in the opinion of Management of the Company, all adjustments, consisting of only normal adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

                               Page 6 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Financial condition

Total Assets at June 30, 1995 were $209,759,000, a decrease of $6,931,000 or 3.2% from $216,690,000 at December 31, 1994. Total deposits, the primary funding source of the Company's assets, declined $8,667,000 or 4.4% while all other liabilities increased $319,000 from December 31, 1994 to June 30, 1995. Funds for the outflow of deposits were provided by reducing Federal funds sold, by $8,727,000 to $4,975,000. Federal funds, overnight loans to other banks, represent excess reserves which are the Bank's most liquid assets and as such are available to meet short term cash flow needs. During the first half of 1995, total loans increased $4,541,000 or 3.4% to $137,165,000 primarily because of a moderate increase in the demand for new funds. Investment securities were essentially unchanged decreasing $483,000. Total equity capital was $19,890,000 at June 30, 1995, an increase of $1,417,000 since the start of the year. The change included a $718,000 reduction in net unrealized loss on securities held-for-sale and $699,000 increase in retained earnings.

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts.


                                               Securities held-to-maturity
                                       June 30, 1995               December 31, 1994
                             ------------------------------------------------------------
                              Amortized          Fair          Amortized         Fair
                                 Cost           Value            Cost           Value
                             ----------       ----------      -----------     -----------
US Treasury and Agencies     $7,960,000       $7,998,000      $10,886,000     $10,643,000
Municipal Obligations           554,000          603,000          856,000         885,000
                             ----------       ----------      -----------     -----------
                             $8,514,000       $8,601,000      $11,742,000     $11,528,000
                             ==========       ==========      ===========     ===========



Securities available-for-sale are shown in the Company's balance sheets at their fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes is reflected as a separately disclosed component of shareholders' equity. The net unrealized losses on securities available-for-sale were $216,000 and $1,443,000 respectively for June 30,1995, and December 31, 1994.

                               Page 7 of 16 Pages


                                                  Securities available-for-sale
                                            June 30, 1995             December 31, 1994
                                    Amortized         Fair         Amortized           Fair
                                      Cost            Value           Cost             Value
                                  -----------     -----------     -----------       -----------
US Treasury and Agencies          $24,967,000     $24,700,000     $22,977,000       $21,981,000
Mortgage Backed Securities          8,440,000       8,285,000       9,045,000         8,674,000
Foreign Government Debt                                                 5,000             5,000
Corporate Bonds                     2,043,000       2,225,000       3,361,000         3,275,000
Marketable Equity securities        4,542,000       4,566,000       2,120,000         2,130,000
                                  -----------     -----------     -----------       -----------
                                  $39,992,000     $39,776,000     $37,508,000       $36,065,000
                                  ===========     ===========     ===========       ===========


The  following  table  sets  forth  information   pertaining  to  the  Company's
nonperforming assets and the level of the allowance for possible loan losses relative to those assets.


                                                                          March 31,     December 31,
                                                                            1995            1994
                                                                         ----------      ----------
Nonaccrual loans                                                         $2,589,000      $2,975,000
Other real estate owned                                                     341,000        $573,000
Reconstructed loans                                                         127,000
                                                                         ----------      ----------
Total nonperforming assets                                               $3,057,000      $3,548,000
Loans past due in excess of ninety days and accruing interest                     0     .    16,000
Ratio of nonperforming assets to total loans and OREO                          2.2%            2.7%
Ratio of nonperforming assets and loans past due in excess of
    ninety days and accruing interest to total loans and OREO                  2.2%            2.7%
Ratio of allowance for loan losses to total loans                              1.8%            1.9%
Ratio of allowance for loan losses to nonperforming assets and loans
   in excess of ninety days past due and accruing interest                    79.0%           71.9%
Ratio of nonperforming assets and loans in excess of ninety days
   past due and accruing interest to total shareholders' equity               15.4%           19.3%


Total nonperforming assets decreased $491,000 to $3,057,000 at June 30, 1995 from $3,548,000 at December 31, 1994. During this period nonperforming assets were increased by $1,197,000 loans newly classified as nonaccruing, and decreased by $402,000 sales of foreclosed properties, $562,000 charged off and write-downs, $325,000 loans returned to performing status and $310,000 repayments. Nonperforming loans may be returned to performing status when they have regained compliance with their original terms and the borrower demonstrates an ongoing ability to continue performing as agreed.

Page  8 of 16 Pages

The Bank's allowance for possible loan losses was $2,415,000 at June 30, 1995, as compared to $2,565,000 at December 31, 1994. Activity in the allowance for possible loan losses for the six months was as follows:

                                                     Six months ended June 30,
                                                      1995              1994
                                                  ----------         ----------
Balance beginning of period                       $2,565,000         $2,784,000
Provisions charged to operations                     280,000            315,000
Recoveries on loans previously charged-off            84,000             86,000
Loans charged-off                                   (514,000)          (436,000)
                                                  ----------         ----------
Balance end of period                             $2,415,000         $2,749,000
                                                  ==========         ==========


The provisions for possible loan losses charged to operations for the first six months of 1995 were $280,000, a decrease of $35,000 from the same period of 1994. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the Bank's loan portfolio as part of its risk management procedure to ascertain the potential for loss from possible nonpayment by some of the Bank's borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans and then aggregated to determine the total level needed. The adequacy of the Allowance is also evaluated in light of prevailing economic conditions and other factors.

Capital adequacy

Under currently applicable Federal Reserve Board regulations, the Registrant must maintain a minimum risk based capital ratio of 8.0% of which 4.0% must be Tier 1 capital and a minimum leverage capital ratio of between 4.0% and 5.0%. In addition, under FDIC regulations, the Bank must meet these same minimum risk-based and leverage capital ratios. These requirements are minimum ratios and banks may be required to maintain higher ratios.

Total Shareholders' equity of the Registrant at June 30, 1995, was $19,890,000 compared to $18,473,000 at December 31, 1994. The Company's Tier 1 leverage capital ratio was 9.71% at June 30, 1995, compared to 9.78% at December 31, 1994. The Company's total risk-based capital and Tier 1 risk based capital ratios were 15.32% and 14.06% respectively at June 30, 1995, as compared to 15.25% and 13.99% respectively at December 31, 1994. The Bank's Tier 1 leverage capital ratio was 7.12% at June 30, 1995, as compared to 6.99% at December 31,

Page 9 of 16 Pages

1994. The Bank's total risk-based capital ratio was 11.63% of which 10.38% comprised Tier 1 capital at June 30, 1995, as compared to 11.26% and 9.94%, respectively, at December 31, 1994. At June 30, 1995, the capital ratios of the Company and the Bank were in compliance with regulatory requirements.

Liquidity

It is management's objective to ensure a continuous ability to meet the Bank's cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Bank's various loan products. Accordingly, the Bank maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. Management has alternative sources of liquidity including repurchase agreements, which provide the Bank with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Bank with adequate liquidity over the coming months.

Results of Operations - three months ended June 30, 1995

Net income for the three months ended June 30, 1995, was $468,000 or $0.23 per share as compared to $258,000 or $0.20 per share for the same period of 1994. The improved results occurred primarily from an increase of $352,000 in net interest income. Noninterest income increased $50,000 while noninterest expenses increased $83,000.

Net interest and dividend income increased $352,000 to $2,422,000 for the three months ended June 30, 1995, as compared with $2,070,000 for the three months ended June 30, 1994. This increase occurred as average earning assets increased $12.3 million to $190.3 million in 1995 from $178.0 million during the same three months of 1994. As the following tables help to show, the net interest margin, on a tax equivalent basis, increased from 4.69% to 5.17%.

Page 10 of 16 Pages

Average Balance Sheets, Net Interest Income and Interest Rates

The Table below presents the Registrant's average balance sheets(computed on a daily basis), net interestincome, and interest rates for the Quarters ended June 30 and June 30, 1994. Average loansoutstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflectsa federal tax rate of 34% for all periods presented. (dollars in thousands)


Quarter ended:                             June 30, 1995                         June 30, 1994
                                        Average               Average        Average                 Average
                                        Balance    Interest    Rate          Balance       Interest   Rate
                                        ------     --------   -------        -------       --------  -------
ASSETS
Federal Funds Sold                      $6,345         $92     5.82%           $6,515         $58     3.57%
Investment Securities:
    Held-to-maturity                     9,054         110     4.87%          $12,327         162     5.27%
    Available-for-sale                  37,556         594     6.34%          $42,007         532     5.08%
Loans                                  137,296       2,984     8.72%         $117,145       2,335     7.99%
                                      --------      ------                                 ------
Total interest earning assets          190,251       3,780     7.97%          177,994       3,087     6.96%

Allowance for loan losses              (2,361)                               ($1,917)
Cash & due from Banks                    9,127                                 $9,530
Other assets                             8,792                                $10,409
                                      --------                               --------
     Total Assets                     $205,809                               $196,016
                                      ========                               ========

LIABILITIES
Regular savings deposits               $48,174        $260     2.16%          $54,624         297     2.18%
NOW account deposits                    20,551          64     1.25%          $24,442          80     1.31%
Money market deposits                    5,184          16     1.24%           $5,327          18     1.36%
                                      --------      ------                                 ------
     Total savings deposits             73,909         340     1.85%           84,393         395     1.88%
Time deposits                           74,792         981     5.26%          $65,047         604     3.72%
Borrowed funds                             585           8     5.49%             $527           5     3.80%
                                      --------      ------                                 ------
Total interest bearing liabilities     149,286       1,329     3.57%          149,968       1,004     2.69%

Demand deposits                         35,907                                $31,900
Other liabilities                        1,039                                 $1,341
    Total Liabilities                  186,232                                183,209

Equity                                  19,577                                $12,806
                                      --------                               --------
    Total Liabilities & Equity        $205,809                               $196,016
                                      ========                               ========

Net interest income
     (tax equivalent Basis)                         $2,451                                 $2,083
Less Adjustment for
     tax-exempt income                                (29)                                   (13)
                                                    ------                                 ------
Net interest income                                 $2,422                                 $2,070
                                                    ======                                 ======
Net interest spread                                            4.40%                                  4.27%
Net interest margin                                            5.17%                                  4.69%

                              Page 11 of 16 Pages

Rate Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes, for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994 in netinterest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has beenallocated to the changes in the rate and the volume on a prorated basis. (dollars in thousands)

                                    Increase         Change due to change in:
                                   (Decrease)         Rate           Volume
                                   ----------        -----           ------
Interest income change
Federal Funds Sold                    $34              $36            ($2)
Investment Securities:
    Held-to-maturity                 ($52)            ($12)           ($40)
    Available-for-sale                $62             $123           ($61)
Loans                                $649             $224            $425
                                     ----              ---            ----
Total interest income change          693              370             323
                                     ----              ---            ----
Interest expense change

Regular savings deposits             ($37)             ($2)           ($35)
NOW account deposits                 ($16)             ($4)           ($12)
Money market deposits                 ($2)             ($2)            ($0)
                                     ----              ---            ----
      Total savings deposits          (55)              (7)            (48)
Time deposits                        $377             $277            $100
Borrowed funds                         $3               $2              $1
                                     ----              ---            ----
Total interest expense change         325              272              53
                                     ----              ---            ----
Net interest income change           $368              $99            $269
                                     ====              ===            ====



Total noninterest income for the second quarter of 1995 was $454,000, an increase of $51,000 from $403,000 for the same period a year ago. The most significant change to noninterest income occurred as decreasing interest rates prompted many homebuyers to shift their preference to fixed rate mortgage financing and away from less predictable variable rate loans. The increased production of such loans which are generally sold by the Bank in the secondary market resulted in $45,000 increase in gains from such sales. The Bank sells fixed-rate mortgage loans as part of its policy to manage interest rate risk.

Noninterest expenses were $2,001,000 for the three months ending June 30, 1995, an increase of $83,000 or 4.3% from the corresponding period in 1994. Moderate increases were experienced for expenses such as personnel, occupancy and postage-supplies. Among the expenses that decreased were insurance costs. FDIC assessment and outside services.

                              Page 12 of 16 Pages

Results of operation six months ended June 30, 1995

Net income for the first half of 1995 amounted to $907,000 or $0.44 per share. This was an increase of $397,000 or 78% from $510,000 reported for the first half of 1994. The increase resulted primarily from the $919,000 increase to net interest income. This increase was partly offset by a decrease in noninterest income of $40,000 and an increase of $338,000 in noninterest expenses.

Net interest income for the first half of 1995 amounted to $4,962,000. This was an increase of $919,000 or 22.7% compared to the first half of 1994. This improvement resulted from a $10 million increase in average earning assets and an increase in the net interest margin of 0.77%. The increase in earning assets included the use of $5 million proceeds received by the company from the common stock offering completed in December 1994. The net interest margin for the six months ended June 30, 1995 was 5.33%, compared to 4.56% for the same period in 1994.

Noninterest income decreased $40,000 or 4.8% in the six months ended June 30, 1995 compared to the same period a year earlier. The primary reason for the decrease was a $62,000 reduction in service charges. This decrease resulted largely from decreased fee income related to demand deposit accounts. Demand deposit account holders can reduce or avoid fees by maintaining an account balance at or above that required to avoid such charges. The increase the size of the average balance maintained in these accounts suggests that many of the Bank's customers took this action to minimize their costs.

Noninterest expenses increased $338,000 or 9.0% for the first half of 1995 compared to the first half of 1994. This increase included increased salaries and benefits of $81,000 principally for merit increases. Postage and supplies increased $31,000 in response to a 10% increase in postal rates and higher prices for paper products. Outsides services, such as legal and consulting, decreased $28,000. Insurance and FDIC assessments decreased $43,000. Expenses related to loan origination and collection increased $33,000. OREO related expenses, including market value adjustments for property already held, increased $36,000. All other expenses increased $213,000 including marketing $52,000 and an income tax related provision for interest in the amount of $72,000. An audit by the IRS for the years 1990 through 1993 resulted in a shift in the timing of certain revenues and expenses. Amended federal and state returns for the subject years were filed in 1995. No additional tax liability was incurred as a result of the audit, however the revised tax returns resulted in interest payments totaling $72,000 which was charged to miscellaneous expense in 1995.

                              Page 13 of 16 Pages

                          PART II - OTHER INFORMATION

  Item 1. Legal Proceedings - None
  Item 2. Changes in Securities - None
  Item 3. Default Upon Senior Securities - None
  Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of New England Community Bancorp, Inc. (the "Company") was held on Tuesday, May 16, 1995. Shareholders voted on and approved each of the following proposals:

     1. To elect the following thirteen (13) individuals to the Board of Directors of the Company:

                                                    Number of
                                 Number of            Shares
                                  Shares            Withholding
                                    For              Authority
                                 ---------          -----------
Tadeus J. Buczkowski             1,649,188             2,000
John C. Carmon                   1,649,188             2,000
John A. Coccomo, Sr.             1,648,110             3,078
George A. Colli, Jr.             1,647,652             3,536
Lester R. Daddario               1,649,188             2,000
Dominic J. Ferraina              1,648,394             2,794
Russell A. Ferrigno              1,649,188             2,000
Hurlburt H. Frew                 1,648,900             2,288
David A. Lentini                 1,648,642             2,506
Angelina J. McGillivray          1,647,662             3,526
John J. Narkiewicz               1,648,052             3,136
Edward J. Szewczyk               1,649,072             2,116
Paul H. Wabrek                   1,649,188             2,000

2. To ratify the resolution adopted by the Board of Directors appointing the independent public accounting firm of Shatswell MacLeod & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 1995.

                For                   Against                    Abstain
                ---                   -------                    -------
             1,642,756                 6,184                      2,248

3. To approve the grant of options to purchase 15,000 shares of the Company's stock to Mr. David A. Lentini, President and Chief Executive Officer of the Company and New England Bank & Trust Company, ("NEBT") 10,000 shares of the Company's stock to Mr. Donat A. Fournier, Executive Vice President and Chief Lending Officer of NEBT, and 5,000 shares of the Company's stock to Mr. Anson C. Hall, Treasurer of the Company and Chief Financial Officer of NEBT. Such options may be exercised at a price of $7.75 per share after January 24, 1996 and prior to January 24, 1998.

                For              Against             Abstain            No Vote
                ---              -------             -------            -------
             1,597,729            30,798              16,822             5,839

4. To approve a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's common stock from 3,000,000 to 10,000,000 shares, par value $.10 per share.

                For              Against             Abstain
                ---              -------             -------
             1,611,512            27,995              11,681

                              Page 14 of 16 Pages

Item 5. Other Matters

   The Company filed a Registration Statement on Form S-4 (File No. 33-93640) with the Securities and Exchange Commission dated June 20, 1995 which Registration Statement was amended by Amendment Number One on July 31, 1995 and Amendment Number Two on August 7, 1995. The SEC declared the Registration Statement effective on August 9, 1995. The securities of the Company being registered pursuant to the Form S-4 relate to the proposed acquisition of The Equity Bank ("Equity"), a Connecticut chartered commercial bank pursuant to a Plan and Agreement of Reorganization, dated as of March 14, 1995, and amended March 30, 1995, by and among the Company, Equity and NEBT (the "Reorganization Agreement").

   Pursuant to the Reorganization Agreement, Equity will operate under its existing name and charter as a separate bank subsidiary of the Company, and the shareholders of Equity will receive 1.85 shares of the Company's common stock in exchange for each share of Equity common stock which they own. The Reorganization is subject to regulatory approval and is subject to the approval by each institution's shareholders.

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits - None

   b. Reports on Form 8-K

      (1.) On April 6, 1995,  the Company  filed a report Form 8-K,  dated March
      30,  1995   regarding   the   amendment  to  the  Plan  and  Agreement  of
      Reorganization.

      (2.) On May 19, 1995, the Company filed a report on Form 8-K, dated May 16, 1995 which set forth the results of the Company's Annual Meeting of Shareholders held on May 16, 1995.

                              Page 15 of 16 Pages

                      NEW ENGLAND COMMUNITY BANCORP, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEW ENGLAND COMMUNITY BANCORP, INC.



Date:     August 8, 1995             By: s/s Anson C. Hall
                                         (Anson C. Hall)
                                         Treasurer (principal financial officer)

                              Page 16 of 16 Pages