Form 10-Q/A
period 1995-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1995-09-29
CIK 752324

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                                AMENDMENT NO. 1
                                   FORM 10-Q/A


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

   a. Exhibits - Exhibit 27, Financial Data Schedule

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


                                     NEW ENGLAND COMMUNITY BANCORP, INC.



Date:     September 26, 1995             By: /s/ Anson C. Hall
                                         (Anson C. Hall)
                                         Treasurer (principal financial officer)

                              Page 16 of 16 Pages