Form 10-Q
period 1995-09-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1995-11-13
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995              Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.

DELAWARE                                                              06-1116165



                                OLD WINDSOR MALL,
                                  P.O. BOX 130,
                           WINDSOR, CONNECTICUT, 06095


                            Telephone: (860) 688-5251


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO____.



The number of shares of common stock of the registrant outstanding as of October 31, 1995 was 2,080,692.







The total number of pages in this report is 16

                                   NEW ENGLAND COMMUNITY BANCORP, INC.

                                                  INDEX


Part I.                 Financial Information                           Page No.

       Item 1.          Financial Statements

                        Consolidated Balance Sheet - September 30, 1995
                        and 1994 (unaudited) and December 31, 1994             3

                        Consolidated Statement of Income - nine months and
                        three months ended September 30, 1995 and 1994
                        (unaudited)                                            4

                        Consolidated Statement of Cash Flows - nine months
                        ended September 30, 1995 and 1994 (unaudited)          5

                        Note to Consolidated Condensed Financial Statements    6

       Item 2.          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    7

Part II        Other Information:
       Item 1.          Legal Proceedings                                     14
       Item 2.          Changes in Securities                                 14
       Item 3.          Defaults Upon Senior Securities                       14
       Item 4.          Submission of Matters to a Vote of Security Holders   14
       Item 5.          Other Information                                     15
       Item 6.          Exhibits - Reports on Form 8-K                        15

                               Page 1 of 16 Pages

                                                    NEW ENGLAND COMMUNITY BANCORP, INC.
                                                         CONSOLIDATED BALANCE SHEETS

                                                            September 30, 1995    September 30, 1994    December 31, 1994
                                                           =================================================================
ASSETS:
   Cash and due from banks                                     $13,417,273            $10,809,520          $14,113,404
   Federal funds sold                                           12,650,000              9,900,000           13,701,830
   Investment securities
      Securities held-to-maturity                                6,033,116             11,382,770           11,742,402
      Securities available-for-sale                             41,793,592             34,432,060           36,065,007
      FHLBB Stock                                                  810,200                                     810,200
   Mortgages held-for-sale                                       1,558,200

   Loans Outstanding                                           136,334,487            121,951,162          132,624,255
      Less: allowance for loan losses                           (2,369,025)            (2,762,008)          (2,564,514)
                                                           ---------------     ------------------      ---------------
               Net loans                                       133,965,462            119,189,154          130,059,741

   Accrued interest receivable                                   1,414,983              1,372,066            1,502,341
   Bank premises and equipment                                   5,879,468              5,545,302            5,677,349
   Other real estate owned                                         427,453                580,222              572,751
   Other assets                                                  1,268,654              1,455,298            2,444,971
                                                           ---------------     ------------------      ---------------

              TOTAL ASSETS                                    $219,218,401           $194,666,392         $216,689,996
                                                           ===============     ==================      ===============

LIABILITIES:
   Deposits
      Noninterest bearing                                      $42,594,457            $36,254,538          $47,322,955
      Interest bearing                                         154,597,453            144,077,705          149,549,022
                                                           ---------------     ------------------      ---------------
         Total deposits                                        197,191,910            180,332,243          196,871,977

   Borrowed funds                                                  691,114                800,000              799,998
   Accrued interest payable                                         86,754                 65,604               66,475
   Other liabilities                                               945,107                514,015              478,425
                                                           ---------------     ------------------      ---------------
         Total liabilities                                     198,914,885            181,711,862          198,216,875

SHAREHOLDERS' EQUITY:
   Common stock,  $.10 par value,  June  30,1994  authorized  3,000,000  shares, outstanding  1,302,432  shares;  December 31, 1994  authorized  10,000,000 shares,
      outstanding 2,080,692                                        208,069                130,243              208,069
   Surplus                                                      12,114,828              6,622,080           12,114,828
   Retained earnings                                             8,101,964              6,789,740            6,993,287
   Net unrealized gain on securities available-for-sale           (121,345)              (587,533)            (843,063)
                                                           ---------------     ------------------      ---------------
         Total shareholders' equity                             20,303,516             12,954,530           18,473,121
                                                           ---------------     ------------------      ---------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $219,218,401           $194,666,392         $216,689,996
                                                           ===============     ==================      ===============

                                 The accompanying notes are an integral part of these statements.

                               Page 2 of 16 Pages

                                                   NEW ENGLAND COMMUNITY BANCORP, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME

                                                            Quarter ended                      Nine Months ended
                                                    September 30,     September 30,        September 30,     September 30,
                                                       1995               1994                1995              1994
===========================================================================================================================
Interest and dividend income:
   Loans, including fees                               $3,083,185         $2,416,835         $8,956,435          6,969,042
   Investment securities:
      Taxable interest                                    626,112            654,718          1,883,623          1,998,765
      Interest exempt from federal income taxes             9,976              7,760             31,950             24,442
      Dividends                                            59,600                981            138,466             42,506
   Federal funds sold                                      69,154             66,382            273,089            175,639
                                                  ---------------    ---------------     --------------     --------------
         Total interest and dividend income             3,848,027          3,146,676         11,283,563          9,210,394

Interest expense:
   Deposits                                             1,396,894            961,360          3,854,075          2,972,767
   Borrowed funds                                          10,947              5,396             27,652             14,326
                                                  ---------------
         Total interest expense                         1,407,841            966,756          3,881,727          2,987,093

Net interest and dividend income                        2,440,186          2,179,920          7,401,836          6,223,301
Provision for possible loan losses                        120,000             87,000            400,000            402,000
                                                  ---------------    ----------------    ---------------   ----------------
Net interest and dividend income after provision
     for possible loan losses                           2,320,186          2,092,920          7,001,836          5,821,301
Noninterest income:
   Service charges, fees and commissions                  345,647            393,471          1,032,437          1,142,546
   Investment securities gains                             26,446            (23,882)            26,178             (1,114)
   Gain on the sales of loans                              87,289             (2,354)           135,119             36,665
   Other                                                   11,787             18,661             77,157             47,964
                                                  ---------------     --------------    ---------------    ---------------
      Total noninterest income                            471,169            385,896          1,270,891          1,226,061

Noninterest expenses:
   Salaries and employee benefits                       1,093,536            961,978          3,135,205          2,923,502
   Occupancy                                              180,004            168,460            528,178            510,356
   Furniture and equipment                                185,792            198,839            501,904            505,185
   Outside services                                        71,678             68,278            222,406            246,805
   Postage and supplies                                    88,730             83,977            288,073            251,866
   Insurance and assessments                               16,225            150,780            311,521            488,823
   Loan origination and collection                          6,643              2,767             52,284             15,789
   Writedowns, expenses - other real estate                68,407             92,634            147,085            135,063
   Other                                                  291,748            289,925            892,486            677,863
                                                  ---------------    ----------------   ----------------   ---------------
      Total noninterest expenses                        2,002,763          2,017,638          6,079,142          5,755,252

NET INCOME BEFORE TAXES                                   788,592            461,178          2,193,585          1,292,110
Income taxes                                              274,896            175,291            772,779            496,387
                                                  ---------------    ---------------     --------------    ---------------
NET INCOME                                               $513,696           $285,887         $1,420,806           $795,723
                                                  ===============    ===============     ==============    ===============

Net Income per share                                        $0.24              $0.22              $0.68              $0.61

Weighted Average shares of  Common Stock                2,080,692          1,302,432          2,080,692          1,302,432

                          The accompanying notes are an integral part of these statements

                               Page 3 of 16 Pages

                                  NEW ENGLAND COMMUNITY BANCORP, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)
Nine Months ended September 30,                                            1995              1994
=========================================================================================================
Operating Activities
Net income                                                             $  1,420,806    $    795,723
Adjustment for noncash charges (credits):
   Provision for depreciation and amortization                              337,069         289,793
  Losses from sale or disposal and provisions to reduce
       the carrying value of other real estate owned, net                   106,389          58,826
   Losses(gains) on sales of investment securities, net                     (26,178)          1,114
    Accretion of discounts and amortization of
      premiums on bonds, net                                                181,815         226,281
   Provision for possible loan losses                                       400,000         402,000
  Decrease in accrued interest income and other assets, net               1,263,675        (832,043)
   (Increase) decrease in loans acquired for sale                        (1,558,200)      3,511,931
   Increase(decrease) in accrued interest and other liabilities, net        486,961        (326,223)
                                                                       ------------    ------------
Net cash provided by operating activities                                 2,612,337       4,127,402

Financing activities:
   Net decrease in noninterest-bearing accounts                          (4,728,498)      3,772,453
   Net increase (decrease) in interest-bearing accounts                   5,048,431     (11,905,779)
   Decrease in borrowed funds                                              (108,884)
   Cash dividends paid                                                     (208,094)
                                                                       ------------    ------------
      Net cash used for financing activities                                  2,955      (8,133,326)

Investing activities:
   Loans originated, net of principal collections                        (6,188,286)    (12,535,079)
   Proceeds  from sales of loans                                          1,184,858       5,792,846
   Purchases of securities available-for-sale                           (21,170,856)     (9,980,980)
   Purchases of securities held-to-maturity                              (2,770,591)     (6,964,271)
   Proceeds from sales of securities available-for-sale                   1,564,925      11,737,000
   Proceeds from maturities of securities available-for-sale             14,562,679       8,979,000
   Proceeds from maturities of securities held-to-maturity                8,554,600       8,000,000
   Proceeds from sales of other real estate owned                           438,606       1,080,000
   Purchases of premises and equipment, net                                (539,188)       (656,263)
                                                                       ------------    ------------
      Net cash provided by investing activities                          (4,363,253)      5,452,253

Increase in cash and cash equivilents                                    (1,747,961)      1,446,329
cash and cash equivilents, beginning of period                           27,815,234      19,263,191
                                                                       ------------    ------------
cash and cash equivilents, end of period                               $ 26,067,273    $ 20,709,520
                                                                       ============    ============

Schedule of noncash investing and financing activities
   Loans charged off, net of recoveries                                     595,489         424,121
   Real estate acquired through foreclosure                                 399,707         737,421
   Income tax paid                                                          590,100         355,548
   Interest paid                                                          3,861,448       2,987,671

                     The accompanying notes are an integral part of these statements.

                               Page 4 of 16 Pages

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

                               Page 5 of 16 Pages

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
FINANCIAL CONDITION

Total Assets at September 30, 1995 were $219,218,000, an increase of $2,528,000 or 1.2% from $216,690,000 at December 31, 1994. Total deposits, the primary funding source of the Company's assets, increased $320,000 or 0.2% while accrued interest payable and other liabilities increased $467,000 from December 31, 1994 to September 30, 1995. Federal funds sold decreased by $1,052,000 to $12,650,000. Federal funds, overnight loans to other banks, represent excess reserves which are the Bank's most liquid assets and as such are available to meet short term cash flow needs. During the first nine months of 1995, total loans increased $5,268,000 or 4.0% to $137,893,000 primarily because of the Bank's ability to attract and retain qualified borrowers. Investment securities were essentially unchanged, increasing by $19,000. Total equity capital was $20,304,000 at September 30, 1995, an increase of $1,831,000 since the start of the year. The change included a $722,000 reduction in net unrealized loss on securities available-for-sale and $1,109,000 increase in retained earnings.

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts.

                                       Securities held-to-maturity
                               SEPTEMBER 30, 1995         DECEMBER 31, 1994
                           -----------------------------------------------------
                            Amortized       Fair        Amortized       Fair
                               Cost         Value          Cost         Value
                           -----------   -----------   -----------   -----------
US Treasury and Agencies   $ 4,979,000   $ 4,995,000   $10,886,000   $10,643,000
Municipal Obligations        1,054,000     1,109,000       856,000       885,000
                           -----------   -----------   -----------   -----------
                           $ 6,033,000   $ 6,104,000   $11,742,000   $11,528,000
                           ===========   ===========   ===========   ===========

Securities available-for-sale are shown in the Company's balance sheets at their fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes is reflected as a separately disclosed component of shareholders' equity. The net unrealized losses on securities available-for-sale were $231,000 and $1,443,000 respectively for September 30, 1995, and December 31, 1994.


                               Page 6 of 16 Pages

                                       Securities available-for-sale
                                 SEPTEMBER 30, 1995        DECEMBER 31, 1994
                             ------------------------ -------------------------
                              Amortized      Fair      Amortized        Fair
                                 Cost        Value        Cost          Value
                             -----------  -----------  -----------   -----------
US Treasury and Agencies     $23,981,000  $23,716,000  $22,977,000   $21,981,000
Mortgage Backed Securities     8,161,000    8,197,000    9,045,000     8,674,000
Foreign Government Debt            5,000        5,000
Corporate Bonds                1,532,000    1,517,000    3,361,000     3,275,000
Marketable Equity securities   9,021,000    9,035,000    2,120,000     2,130,000
                             -----------  -----------  -----------   -----------
                             $42,695,000  $42,464,000  $37,508,000   $36,065,000
                             ===========  ===========  ===========   ===========

The  following  table  sets  forth  information   pertaining  to  the  Company's
nonperforming assets and the level of the allowance for possible loan losses relative to those assets.



                                                                                September 30 30      December 31,
                                                                                     1995                1994
                                                                               ------------------  -----------------
  Nonaccrual loans                                                                    $2,424,000         $2,975,000
  Other real estate owned                                                                427,000           $573,000
  Reconstructed loans                                                                    123,000
                                                                               ------------------  -----------------
  Total nonperforming assets                                                          $2,974,000         $3,548,000
  Loans past due in excess of ninety days and accruing interest                                0             16,000
  Ratio of nonperforming assets to total loans and OREO                                     2.2%               2.7%
  Ratio of nonperforming assets and loans past due in excess of
      ninety days and accruing interest to total loans and OREO                             2.2%               2.7%
  Ratio of allowance for loan losses to total loans                                         1.7%               1.9%
  Ratio of allowance for loan losses to nonperforming assets and loans
     in excess of ninety days past due and accruing interest                               80.0%              71.9%
  Ratio of nonperforming assets and loans in excess of ninety days
     past due and accruing interest to total shareholders' equity                          14.6%              19.3%

Total nonperforming assets decreased $574,000 to $2,974,000 at September 30, 1995 from $3,548,000 at December 31, 1994. During this period nonperforming assets were increased by $1,447,000 loans newly classified as nonaccruing, and decreased by $439,000 sales of foreclosed properties, $804,000 charged off and write-downs, $433,000 loans returned to performing status and $345,000 repayments. Nonperforming loans may be returned to performing status when they have regained compliance with their original terms and the borrower demonstrates an ongoing ability to continue performing as agreed.


                               Page 7 of 16 Pages

The Bank's allowance for possible loan losses was $2,369,000 at September 30, 1995, as compared to $2,565,000 at December 31, 1994. Activity in the allowance for possible loan losses for the six months was as follows:
                                           Nine months ended September 30,
                                                  1995           1994
                                             -----------    -----------
Balance beginning of period                  $ 2,565,000    $ 2,784,000
Provisions charged to operations                 400,000        315,000
Recoveries on loans previously charged-off       102,000         86,000
Loans charged-off                               (698,000)      (436,000)
                                             -----------    -----------
Balance end of period                        $ 2,369,000    $ 2,749,000
                                             ===========    ===========


The provisions for possible loan losses charged to operations for the first nine months of 1995 were $400,000, a decrease of $2,000 from the same period of 1994. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the Bank's loan portfolio as part of its risk management procedure to ascertain the potential for loss from possible nonpayment by some of the Bank's borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed. The adequacy of the allowance is also evaluated in light of prevailing economic conditions and other factors.

CAPITAL ADEQUACY

Under currently applicable Federal Reserve Board regulations, the Company must maintain a minimum risk based capital ratio of 8.0% of which 4.0% must be Tier 1 capital and a minimum leverage capital ratio of between 4.0% and 5.0%. In addition, under FDIC regulations, the Bank must meet these same minimum risk-based and leverage capital ratios. These requirements are minimum ratios and banks may be required to maintain higher ratios.

Total Shareholders' equity of the Company at September 30, 1995, was $20,304,000 compared to $18,473,000 at December 31, 1994. The Company's Tier 1 leverage capital ratio was 9.87% at September 30, 1995, compared to 9.78% at December 31, 1994. The Company's total risk-based capital and Tier 1 risk based capital ratios were 15.32% and 14.07% respectively at September 30, 1995, as compared to


                               Page 8 of 16 Pages

15.25% and 13.99% respectively at December 31, 1994. The Bank's Tier 1 leverage capital ratio was 7.33% at September 30, 1995, as compared to 6.99% at December 31, 1994. The Bank's total risk-based capital ratio was 11.70% of which 10.45% comprised Tier 1 capital at September 30, 1995, as compared to 11.26% and 9.94%, respectively, at December 31, 1994. At September 30, 1995, the capital ratios of the Company and the Bank were in compliance with regulatory requirements.

LIQUIDITY

It is Management's objective to ensure the continuous ability to meet the Bank's cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Bank's various loan products. Accordingly, the Bank maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. Management has alternative sources of liquidity including repurchase agreements, which provide the Bank with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Bank with adequate liquidity over the coming months.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995

Net income for the three months ended September 30, 1995, was $514,000 or $0.24 per share as compared to $286,000 or $0.22 per share for the same period of 1994. The improved results occurred primarily from an increase of $260,000 in net interest and dividend income. Noninterest income increased $85,000 while noninterest expenses decreased $15,000.

Net interest and dividend income increased $260,000 to $2,440,000 for the three months ended September 30, 1995, as compared with $2,180,000 for the three months ended September 30, 1994. This increase occurred as average earning assets increased $12.1 million to $191.7 million in 1995 from $179.6.0 million during the same three months of 1994. The net interest margin, tax-equivalent basis, for the three months ended September 30, 1995 was 5.10% compared to 4.83% for the same period a year ago. The average rate paid on interest bearing liabilities in 1995 was 3.74% an increase of 1.05% from 2.69% paid in 1994. At the same time the average rate earned on earning assets also rose 1.05% to 8.01% in 1995.

                               Page 9 of 16 Pages

Total noninterest income for the third quarter of 1995 was $471,000, an increase of $85,000 from $386,000 for the same period a year ago. The most significant change to noninterest income occurred as decreasing interest rates prompted many homebuyers to shift their preference to fixed rate mortgage financing and away from less predictable variable rate loans. The increased production of such loans, which are generally sold by the Bank in the secondary market, resulted in the $90,000 increase in gains from such sales. The Bank generally sells fixed-rate mortgage loans, while retaining the servicing, as part of its policy to manage interest rate risk.

Noninterest expenses were $2,002,000 for the three months ending September 30, 1995, a decrease of $15,000 or 0.7% from the corresponding period in 1994. Moderate increases were experienced for expenses such as personnel, occupancy, outside services and postage-supplies. Among the expenses that decreased were insurance costs and FDIC assessments.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995

Net income for the nine months of 1995 amounted to $1,420,000 or $0.68 per share. This was an increase of $625,000 or 79% from $796,000 reported for the first nine months of 1994. The increase resulted primarily from the $1,179,000 increase to net interest and dividend income. This increase was supplemented a $45,000 increase in noninterest income, while noninterest expenses increased $324,000.

Net interest and dividend income for the first nine months of 1995 totaled to $7,402,000. This was an increase of $1,179,000 or 18.9% compared to the first nine months of 1994. This improvement resulted from a $11 million increase in average earning assets and a 57 basis point increase in the net interest margin. The increase in earning assets included the use of $5 million proceeds received by the Company from the common stock offering completed in December 1994. The net interest margin for the nine months ended September 30, 1995 was 5.24%, compared to 4.67% for the same period in 1994.

                               Page 10 of 16 Pages

Average Balance Sheets, Net Interest Income and Interest Rates

The Table below presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the nine months ended September 30, 1995 and September 30, 1994. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented. (dollars in thousands)

Nine Months ended:               September 30, 1995                     September 30, 1994
                              Average               Average           Average           Average
                              Balance    Interest     Rate            Balance    Interest     Rate
                             ----------  ---------- ----------       ----------- ---------- ---------
ASSETS
Federal Funds Sold              $6,406        $273    5.70%              $6,159       $175   3.80%
Investment Securities:
    Held-to-maturity             9,140         469    6.86%              10,971        506   6.17%
    Available-for-sale          37,854       1,650    5.83%              43,929      1,592   4.85%
Mortgages held for sale            726          33    6.08%                 353         18   6.82%
Loans                          136,263       8,923    8.76%             117,821      6,951   7.89%
                             ---------   ---------                   ----------  ---------
Total    interest    earning
assets                         190,389      11,348    7.97%             179,233      9,242   6.89%

Allowance for loan losses       (2,382)                                  (2,790)
Cash & due from Banks            9,112                                    9,271
Other assets                     9,109                                    8,879
                             ---------                               ----------
     Total Assets             $206,228                                 $194,593
                             =========                               ==========

LIABILITIES
Regular savings deposits       $48,252        $799    2.21%             $57,073       $898   2.10%
NOW account deposits            20,618         190    1.23%              23,439        239   1.36%
Money market deposits            4,960          44    1.19%               4,762         45   1.26%
                             ---------   ---------                   ----------  ---------
      Total savings deposits    73,830       1,033    1.87%              85,274      1,182   1.85%
Time deposits                   73,585       2,821    5.13%              64,099      1,791   3.74%
Borrowed funds                     599          28    6.25%                 380         14   4.93%
                             ---------   ---------                   ----------  ---------
Total interest bearing
liabilities                    148,014       3,882    3.51%             149,753      2,987   2.67%

Demand deposits                 37,738                                   31,185
Other liabilities                  939                                      715
                             ---------                               -----------
     Total Liabilities         186,691                                  181,653

EQUITY                          19,537                                   12,940
                             ---------                               ----------
Total Liabilities & Equity    $206,228                                 $194,593
                             =========                               ==========
Net interest income
     (tax equivalent Basis)                 $7,466                                  $6,255
Less Adjustment for
     tax-exempt income                         (64)                                    (32)
                                         ---------                               ---------
Net interest income                         $7,402                                  $6,223
                                         =========                               =========
Net interest spread                                   4.46%                                  4.23%
Net interest margin                                   5.24%                                  4.67%


                               Page 11 of 16 Pages

Rate Volume Analysis

The following table, which is presented on a tax-equivalent basis, reflects the changes, for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and volume on a prorated basis

                                            Increase   Change due to Change in:
                                           (Decrease)    Rate      Volume
                                            --------    -------   --------
INTEREST INCOME CHANGE
Federal Funds Sold                           $    98    $    88    $    10
Investment Securities:
    Held-to-maturity                             (37)        51        (88)
    Available-for-sale                            58        301       (243)
Mortgages held for sale                           15         (4)        19
Loans                                          1,972        833      1,139
                                             -------    -------    -------
Total interest income change                   2,106      1,269        837
                                             -------    -------    -------

INTEREST EXPENSE CHANGE
Regular savings deposits                     ($   99)   $    42    ($  141)
NOW account deposits                             (49)       (22)       (27)
Money market deposits                             (1)        (3)         2
                                             -------    -------    -------
      Total savings deposits                    (149)        17       (166)
Time deposits                                  1,030        701        329
Borrowed funds                                    14          5          9
                                             -------    -------    -------
Total interest expense change                    895        723        172
                                             -------    -------    -------

Net interest income change                   $ 1,211    $   546    $   665
                                             =======    =======    =======

Noninterest income increased $45,000 or 3.6% in the nine months ended September 30, 1995 compared to the same period a year earlier. Income from service charges decreased $110,000 This decrease resulted largely from decreased fee income related to demand deposit accounts. Demand deposit account holders can reduce or avoid the payment of fees by maintaining an account balance at or above that required to waive such charges. The increase in the size of the average balance maintained in these accounts suggests that many of the Bank's customers took this action to minimize their costs. The decrease in fees was more than offset in other revenue areas including a $98,000 increase in gains from loan sales and a $27,000 increase in gains from sales of investment securities

Noninterest expenses increased $324,000 or 5.6% for the first nine months of 1995 compared to the same period in 1994. This increase included increased salaries and benefits of $212,000 principally for merit increases. Postage and supplies increased $36,000 in response to a 10% increase in postal rates and higher prices for paper products. Outsides services, such as legal and

                               Page 12 of 16 Pages
consulting, decreased $24,000. Insurance and FDIC assessments decreased $177,000. Expenses related to loan origination and collection increased $36,000. OREO related expenses, including market value adjustments for property already held, increased $12,000. Occupancy costs increased $18,000 and equipment costs decreased $25,000. All other expenses increased $215,000 including an income tax related provision for interest in the amount of $72,000. An audit by the IRS for the years 1990 through 1993 resulted in a shift in the timing of certain revenues and expenses. Amended federal and state returns for the subject years were filed in 1995. No additional tax liability was incurred as a result of the audit, however the revised tax returns resulted in interest payments totaling $72,000 which was charged to miscellaneous expense in 1995.


Part II Other Information

      Item 1.   Legal Proceedings - None
      Item 2.   Changes in Securities - None
      Item 3.   Default Upon Senior Securities - None
      Item 4.   Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders of the Company was held on Monday, September 11, 1995. Shareholders voted on and approved the following:

         The proposal to approve the Plan and Agreement of Reorganization dated March 14, 1995 and amended March 30, 1995 which provides for the acquisition of all outstanding shares of The Equity Bank Common Stock by the Company and the operation of Equity under its existing name and charter as a separate bank subsidiary of the Company and the issuance of 1.85 shares of the Company's Common Stock in exchange for each share of Equity Common Stock.

 "FOR APPROVAL"        "AGAINST APPROVAL"        "ABSTAIN"          "NO VOTE"

   1,355,784                  2,822                6,115              5,460
   ---------                  -----                -----              -----


      Item 5.     Other Matters

      Item 6.     Exhibits and Reports on Form 8-K

           a.    Exhibits - Exhibit 27, Financial Data Schedule

           b.    Reports on Form 8-K

                 (1) The Company filed a Current Report on Form 8-K, dated September 12, 1995, regarding the results of the Company's Special Meeting of Shareholders held on September 11, 1995


                               Page 13 of 16 Pages

                       NEW ENGLAND COMMUNITY BANCORP, INC.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NEW ENGLAND COMMUNITY BANCORP, INC.



Date:     November 8, 1995    By:      S/S ANSON C. HALL
                                       -----------------
                                       (Anson C. Hall)
                                       Treasurer (principal financial officer)

                               Page 14 of 16 Pages