Form 10-K
period 1995-12-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1996-03-28
CIK 752324

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ____________________

Commission File Number  0-14550

                       NEW ENGLAND COMMUNITY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


DELAWARE                                                                06-1116165
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No)

OLD WINDSOR MALL, WINDSOR, CT                                           06095
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (860) 688-5251

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK par value $.10 per share.

Name of exchange on which registered: NASDAQ

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes [ ] No [X]



AT MARCH 15, 1996, THE AGGREGATE MARKET VALUE OF THE OUTSTANDING COMMON STOCK, EXCLUSIVE OF THE SHARES HELD BY AFFILIATES OF THE REGISTRANT, WAS $25,096,050 BASED ON THE CLOSING SALES PRICE ON MARCH 15, 1996. ALTHOUGH DIRECTORS END EXECUTIVE OFFICERS OF THE REGISTRANT AND ITS SUBSIDIARIES WERE ASSUMED TO BE "AFFILIATES" OF THE REGISTRANT FOR THE PURPOSES OF THIS CALCULATION, THIS CLASSIFICATION IS NOT BE INTERPRETED AS AN ADMISSION OF SUCH STATUS.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, WAS 3,084,309 AT MARCH 15, 1996, NEW ENGLAND COMMUNITY BANCORP, INC. HAS NO OTHER SHARES OF EQUITY SECURITIES OUTSTANDING.


                                   ----------
                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                TABLE OF CONTENTS


Part I
         Item 1 - Business                                     3
         Item 2 - Properties                                  18
         Item 3 - Legal Proceedings                           19
         Item 4 - Submission of Matters to a Vote of
                    Security Holders                          19

Part II
         Item 5 - Market for Registrant's Common Equity
                    and Related Stockholder Matters           20
         Item 6 - Selected Financial Data                     22
         Item 7 - Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                             23
         Item 8 - Financial Statements and Supplementary
                    Data                                      40
         Item 9 - Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                      41

Part III
         Item 10 - Directors and Executive Officers
                     of the Registrant                        41
         Item 11 - Executive Compensation                     44
         Item 12 - Security Ownership of Certain
                     Beneficial Owners and Management         49
         Item 13 - Certain Relationships and
                     Related Transactions                     50

Part IV
         Item 14 - Exhibits, Financial Statement
                     Schedules, and Reports on Form 8-K       52

Signatures

                                     PART I


ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     New England Community Bancorp, Inc., which was formerly known as Olde Windsor Bancorp, Inc., is the bank holding company for New England Bank and Trust Company ("NEBT"), and The Equity Bank ("EQBK"), Connecticut chartered commercial banks committed to offering quality banking products and services to their customers and the communities which they serve on a prudent and profitable basis. NECB has built its community banking network through both internal growth and acquisition. NECB was incorporated in the State of Delaware in June, 1984. In 1985, NECB acquired all of the capital stock and became the sole stockholder of Windsor Bank and Trust Company ("Windsor Bank"), a Connecticut-chartered bank and trust company. Subsequently, NECB acquired a second bank subsidiary, New England Bank and Trust Company. In 1988, Windsor Bank was merged with and into NEBT. In 1995, NECB acquired all of the outstanding common stock of EQBK. EQBK was founded in 1987 and in 1995 EQBK became a separate bank subsidiary of NECB.

     The strategy of NECB is to operate its subsidiaries as community-oriented banking institutions dedicated to providing personalized service. NECB believes that its maintenance of professional, personalized service has resulted in its ability to obtain and service many of the small to medium sized desirable commercial credits in its market area. As part of its growth strategy, NECB intends to continue to provide personalized banking services whether expansion occurs through internal growth, de novo expansion, reorganization or acquisition.

     NEBT's and EQBK's deposits are insured by the FDIC in accordance with the Federal Deposit Insurance Act. NEBT and EQBK are members of the Federal Home
Loan Bank System ("FHLBS") through the Federal Home Loan Bank of Boston. The FHLBS encourages and supports residential mortgage lending by allowing member banks to borrow money long term at favored rates based on certain lending ratios and the ownership of shares in the FHLBS.

     NECB's subsidiaries provide services to a diverse range of customers and neither institution relies on any one depositor for a significant percentage of deposits made in their respective institutions. Management believes that the business of each institution will continue to be broadly based and will not depend on the business of one or a few customers, the loss of any or all of which would materially and adversely affect its business.

     NECB operates banks which are community-oriented with a commitment to customer service, sound community relations and professional excellence. The target market of NEBT and EQBK consists of individual consumers and locally based businesses. Emphasis is placed upon "relationship banking" as NECB's banks strive to provide the majority (if not all) of their clients' borrowing and deposit needs. NEBT's primary market area is located in north central
Connecticut. The primary market area of EQBK consists of the Towns of Wethersfield and Rocky Hill. The area of Hartford south of Park Street forms the secondary market of EQBK.

     During the 1990's, the Connecticut banking industry has become more concentrated with over 30 banks ceasing operations as a result of reorganizations or failure. Increasingly, the industry consists of a few very large, regional or super-regional institutions, and a number of smaller community-based banks whose success depends upon providing customer focused, responsive products and services.

     The continued growth of super-regional institutions and the potential for large out-of-area banking organizations to enter the local banking market may create significant opportunities for efficiently operated, service-oriented, community-based banking organizations. NECB is optimistic regarding the opportunities available to prudent, well capitalized community-based banks to serve successfully and profitably the banking needs of their constituents.

     NECB believes that to be successful, community banks must be able to offer their customers competitive products and services of their own initiation or through strategic alliances and contractual relationships with third parties. While offering desired products and services is important in attracting and maintaining customer relationships, the delivery of such products in a convenient, friendly, professional and responsive manner is essential to the success of a community bank. NECB's Management team and staff continue to strive to meet the needs of customers and the community with innovative products and friendly, responsive service at convenient locations.

     Management of NECB is continuously exploring potential opportunities to expand prudently NECB's earning potential through expansion of NECB's base of earning assets within its existing market area or in proximate geographic areas through the establishment or acquisition of other banking operations.

     NECB's subsidiaries attract deposits through their branch network by offering a variety of commercial and consumer deposit products including, but not limited to, demand deposits, certificates of deposit and savings deposits.

These funds are then primarily invested in investment securities and loans to borrowers within the NEBT's and EQBK's respective market area. A variety of loan products are available to potential borrowers including secured and unsecured loans, inventory financing, term loans, interim construction financing, mortgage loans and home equity loans.

     Fee income is generated through traditional deposit related services such as checking account charges, overdraft fees, stop payment and returned item fees. Seven of NEBT's ten automated teller machines ("ATMs"), which also generate fee income, are located at NEBT's offices. Two ATMs are located within the terminal areas at Bradley International Airport in Windsor Locks, Connecticut and one is installed within a convenience store/gasoline station within close proximity to the NEBT branch located in East Windsor. The ATMs at branch locations are primarily for efficient utilization of branch personnel resources and customer convenience, while machines located away from NEBT premises are primarily utilized by non-customers and provide NEBT with greater revenues than do the ATM's located at branch locations. The servicing of mortgage loans sold to the Federal Home Loan Mortgage Corporation and the rental of safe deposit boxes to customers also provides revenues.

COMPETITION AND GENERAL BUSINESS CONDITIONS

     The banking business in Connecticut is quite competitive. NECB and its subsidiaries compete with commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, money market funds and other institutions for various products and services. NECB and its subsidiaries strive to remain competitive with these other financial institutions and to improve the services offered to customers, by making available to savers various depository products and certificates of deposit having a wide range of maturities, amounts and interest rates (currently several different rates, depending on the principal balance and term of the certificate of deposit). In lending, NEBT is an approved Federal Home Loan Mortgage Corporation ("FHLMC") lender, thereby allowing it to make mortgage loans, sell such loans in the secondary market and retain the servicing rights to these loans.

     While the banking business in Connecticut is very competitive, the past several years have seen the focus of the industry shift from growth in market share to improvement in asset quality and expense reduction. Connecticut-based financial institutions have been adversely affected by the economic downturn and devaluation of real estate. Many of the banks in Connecticut and the region have spent much of the past three years strengthening their balance sheets in order to either position themselves for future opportunities or, in some cases, simply to survive. While the recession has created attractive opportunities for expansion for well-capitalized institutions, many banks have not maintained a capital cushion adequate enough to pursue these opportunities. Accordingly, the total number of competitors within the market has been decreasing. However, NECB may come into competition with new banks as a result of the erosion of the previous barriers to inter-state banking.

     Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits. As in the past, NECB's future earnings will be affected by changes in the prevailing interest rates, as well as other financial market developments and regulatory controls beyond the control of NECB's Management.

     Connecticut has enacted legislation which liberalized banking powers and has put thrift institutions on equal footing with other banks, thereby improving their competitive position. In addition, in 1995, the Connecticut General
Assembly revised its Interstate Banking Act to permit acquisitions of and mergers with Connecticut banks and bank holding companies with banks and bank holding companies in other states. It is possible that such legislative authority will increase the number or the size of financial institutions competing with NEBT and EQBK for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

     Recently adopted Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it will be possible for large super-regional organizations to enter many new markets including the market served by NEBT and EQBK. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over NEBT and EQBK in the pricing, delivery, and marketing of their products and services.

LENDING ACTIVITIES

     The lending policy of NECB's subsidiary banks is designed to correspond with its mission of remaining a community-oriented bank. The loan policy sets forth accountability for lending functions in addition to standardizing the underwriting, credit and documentation procedures. The typical loan customer is an individual or small business which has a deposit relationship. NECB, through its subsidiary banks, strives to provide an appropriate mix in its loan portfolios of commercial loans and loans to individual consumers.

SINGLE FAMILY MORTGAGE LOANS

     The largest sector of consumer lending has traditionally been mortgage loans secured by single family residential properties. This includes both first and second mortgages. Second mortgages consist of equity lines of credit and closed-end loans, such as home improvement and construction loans. Historically, single family mortgage loans are considered to involve the least risk to a lending institution. Applications for mortgage loans are received primarily through the branch office network. NEBT and EQBK will lend up to 95% of the value of the collateral. On loans in excess of 80% of the value of collateral, borrowers are required to obtain mortgage insurance covering the portion over 80%. Interest rates charged for mortgage loans are primarily set according to secondary market conditions, and terms generally follow the underwriting requirements of the FHLMC in the granting of residential mortgage loans and sells residential mortgage loans to the agency when market conditions permit. The sale of fixed rate mortgage loans in the secondary market provides liquidity to make additional loans, revenues for servicing the sold loans, and premiums and discounts to par upon the sale of such loans. At December 31, 1995, NECB'S combined portfolio of loans serviced for others was $64,909,000 compared to $56,753,000 at December 31, 1994. NEBT and EQBK make a variety of adjustable rate mortgage loans. However, one year adjustable rate mortgages are the primary adjustable rate mortgage product. The rate is tied to the one year Treasury bill rate and is generally priced competitively in the range of 2.75% above such rate and is typically discounted by market conditions during the first year, for competitive purposes.

CONSUMER LOANS

     NEBT and EQBK originate a variety of other consumer loans such as short-term demand loans, automobile and boat loans and student loans. Consumer loans are made both on an unsecured basis and a secured basis. Interest rates charged on consumer loans are primarily determined by competitive loan rates offered in its lending area. The primary risk in such loans is the borrower's ability to repay. Such loans are typically made for small amounts, which provides for risk diversification.

COMMERCIAL REAL ESTATE LOANS

     The portfolio of commercial loans of NEBT and EQBK includes various products. NEBT's target market with respect to commercial lending consists of small businesses with annual sales up to eight million dollars. Commercial mortgages are granted on owner occupied and investment properties up to 75% of the lesser of the cost or appraised value of the property. Short-term business loans are made on a demand basis to finance various cash needs of customers.

Construction and land development financing is available to qualified borrowers for development of sub-divisions or single family residences.

COMMERCIAL BUSINESS LOANS

     Financing for capital expenditures, such as equipment, is provided on an amortizing basis for terms up to five years. NEBT and EQBK offer revolving credit lines and commercial letters of credit primarily used for performance bonding.

     NECB's combined portfolio of commercial loans includes various products. Generally, the target market of its subsidiary banks with respect to commercial lending consists of small businesses with annual sales up to eight million dollars. Short-term business loans are made on a demand basis to finance various cash needs of customers. The risks associated with the borrower's ability to repay are critical to such loans and are evaluated both prior to granting such loans and throughout the duration and renewal of such credits.

LOAN PORTFOLIO

     NECB's combined loan portfolio, net of unearned income, at December 31, 1995-1991 was comprised of the following categories based upon the nature of collateral:

                                         (Dollar Amounts in Thousands)
                                                 December 31,
                              1995      1994       1993      1992       1991
                            --------  --------   --------  --------   --------
Commercial, Financial       $ 35,808  $ 27,033   $ 14,439  $ 19,490   $ 25,238
Real estate
  Construction                12,942     1,883        830     3,929      4,640
  Residential                 80,863    50,382     51,433    59,609     64,736
  Commercial                  85,041    40,863     38,234    38,140     35,403
Installment                    5,415    12,298     10,591    13,543     16,229
Other                          2,166       166        169       611        685
                            --------  --------   --------  --------   --------
  Total Loans               $222,235  $132,625   $115,696  $135,322   $146,931
                            ========  ========   ========  ========   ========


     The largest concentration within the loan portfolio is with individuals which include home mortgages and personal loans, and the policy for requiring collateral for real estate construction and development loans is essentially the same as that for other types of loans and is evaluated on an individual basis. At December 31, 1995, substantially all of the loans included as "commercial and financial" or "real estate construction" are due in one year or less.

     The following table reflects the maturity and sensitivities for NECB's combined loan portfolio at December 31, 1995.

                                        (Dollar Amounts in Thousands)
                                                         After one
                          One year       year through    Due after        Total
                          or less        five years      five years       loans
                          -------        ----------      ----------       -----

Commercial, Financial     $ 26,630         $ 8,091         $    87      $ 34,808
Real estate                      0               0               0             0
  Construction              12,942               0               0        12,942
  Residential               40,825          18,387          10,822        70,034
  Commercial                46,245          40,964           4,793        92,002
Installment                  3,509           1,785              21         5,315
Other                        1,776             360               0         2,136
                          --------         -------         -------       -------
Total performing loans    $131,927         $69,587         $15,723       217,237
                          ========         =======         =======       =======
Nonperforming loans                                                        4,998
                                                                        --------
Total loans                                                             $222,235
                                                                        ========


     At December 31, 1995 loans maturing after one year included: $39,767 in fixed rate loans and $40,932 in variable rate loans.

INVESTMENT SECURITIES

     The primary objectives of NECB's investment policy are to provide a stable source of interest income, to provide adequate liquidity necessary to meet short and long-term changes in the mix of its assets, to provide a means to achieve goals set forth in the interest rate risk policy and to provide a balance of quality and diversification to its assets. The available for sale portion of investment portfolio is expected to provide funds when demand for acceptable loans increases and is expected to absorb funds when loan demand decreases.

     At December 31, 1995, NECB's investment portfolio was $82,129,000 or 24.0% of total assets. Federal funds sold were $9,075,000 or 2.7% of total assets at December 31, 1995. Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Investment in Certain Debt and Equity Securities." SFAS 115 provides for the categorization of investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. NECB does not purchase or hold any investment securities for the purpose of trading such investments.

     The table below presents the carrying amounts and fair values of investment securities held by NECB at December 31, 1995 and 1994.

                                     (Dollar Amounts in Thousands)
                                    1995                      1994
                           ---------------------     -----------------------
                           Amortized                 Amortized
                           Cost          Fair        Cost            Fair
                           Basis         Value       Basis           Value
                           -----         -----       -----           -----

Held-to-maturity           $ 7,066       $ 7,189     $11,742         $11,528
Available-for-sale          74,793        75,063      37,508          36,065
FHLB Stock                   1,176         1,176         810             810
                           -------       -------     -------         -------
                           $83,035       $83,428     $50,060         $48,403
                           =======       =======     =======         =======

     The following tables present the maturity distribution of investment securities at December 31, 1995, and the weighted average yields of such securities. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yields on income from municipal obligations and equity securities were adjusted to a tax-equivalent basis.


                                              (Dollar Amounts in Thousands)
Held-to-maturity
                         One          Over one        Over five      Over                          Weighted
                         year         through         through        ten       No                  average
                         or less      five years      ten years      years     maturity  Total     yield
                         -------      ----------      ---------      -----     --------  -----     -----
U.S. Treasury and
 other U.S. agencies
 and corporations        $ 1,500      $ 4,001         $    0         $    0              $ 5,501   6.4%
Obligations of states
 and political
 subdivisions                  0          622            697            246                1,565   8.1%
                         -------      -------         ------         ------              -------
  Total                  $ 1,500      $ 4,623         $  697         $  246              $ 7,066
                         -------      -------         ------         ------              -------
Weighted average
  yield                    5.90%        6.60%          7.60%          9.20%                7.10%
                         -------      -------         ------         ------              -------
Available-for-sale (1)

                         One          Over one        Over five      Over                          Weighted
                         year         through         through        ten       No                  average
                         or less      five years      ten years      years     maturity  Total     yield
                         -------      ----------      ---------      -----     --------  -----     -----

U.S. Treasury and
 other U.S. agencies
 and corporations        $ 5,000      $29,035         $4,448         $    0              $38,483    6.2%
Obligations of states
 and political
 subdivisions                251            0              0              0                  251   10.9%
Mortgage backed
 securities                    0        4,735            313          6,208               11,256    7.4%
Corporate bonds            6,288        3,400              0              0                9,688    7.1%
Equities                       0            0              0              0     15,115    15,115
                         -------      -------         ------         ------    -------   -------
 Total                   $11,539      $37,170         $4,761         $6,208    $15,115   $74,793
                         -------      -------         ------         ------    -------   -------
Weighted average
   yield                    6.7%         6.0%           7.4%           7.4%       4.4%      6.9%
                         -------      -------         ------         ------    -------   -------
  Total Portfolio        $13,039      $41,793         $5,458         $6,454    $15,115   $81,859
                         =======      =======         ======         ======    =======   =======
Total weighted
   average yield            6.7%         6.1%           7.5%           7.5%       4.4%      6.9%
                         =======      =======         ======         ======    =======   =======
(1) Dollars shown at amortized cost amounts.


DEPOSITS AND OTHER FUNDING SOURCES

     Deposit liabilities have historically provided the primary source of funding assets. It is anticipated that this means of funding will not change in the immediate future. Deposits funded 90% of such assets at December 31, 1995 compared to 91% of such assets at December 31, 1994 and 93% of such assets at

December 31, 1993. Other borrowed funds, which funded .2% of assets at December 31, 1995 funded .4% of assets at December 31, 1994 and .4% of assets at December 31, 1993, consist of U.S. Treasury tax and loan deposits and, occasionally, repurchase agreements. Funding capacity is also provided by amortization of loan principal balances, sales of single family mortgage loans in the secondary market and interest and dividend income received.

     A variety of both retail and commercial deposit products is offered by NECB through its subsidiaries that both fill the needs of its customer base and provide funds of varying maturities, including fixed rate certificates of deposit with original terms of up to four years, regular savings accounts, money market accounts, NOW accounts, business checking, and demand deposits. Management seeks to retain customers holding "core deposit" accounts such as regular savings, NOW, money market and demand deposits. At year-end, interest rates payable on time deposits were at levels consistent with market rates of interest in NECB's geographic area.

     Total deposits increased to $307,161,000 at December 31, 1995, compared to $196,872,000 at December 31, 1994. The branch network and main office of NEBT and the main office of EQBK serve as the primary sources of deposit gathering. NECB does not solicit deposits from beyond the communities in which its subsidiaries or their branch offices are located.

     The following table summarizes average deposits and interest rates of NECB for the years ended December 31, 1995, 1994 and 1993.

                                            (Dollar Amounts in Thousands)

                              1995                    1994                  1993
                         ------------------    -------------------   ------------------
                         Average    Average    Average     Average   Average    Average
                         Balance    Rate       Balance     Rate      Balance    Rate
                         -------    ----       -------     ----      -------    ----
Noninterest-bearing
 demand deposits         $ 39,395              $ 32,754              $ 27,834
Now and money market
 account deposits          28,452   1.26%        27,593    1.55%       50,162   2.54%
Savings deposits           47,746   2.16%        56,819    2.02%       40,835   2.56%
Time deposits              80,615   5.35%        63,619    3.74%       67,289   3.89%
                         --------              --------              --------
  Total deposits         $196,208              $180,785              $186,120
                         ========              ========              ========

     Fixed rate certificates of deposit in amounts of $100,000 or more at December 31, 1995 are scheduled to mature as follows:

                                     (Dollar Amounts in Thousands)

Three months or less                        $ 6,754
Over three, through six months                4,078
Over six, through twelve months               3,983
Over twelve months                            4,407
                                            -------
 Total                                      $19,222
                                            =======

RETURN ON EQUITY AND ASSETS

     The following table summarizes various operating ratios of NECB for each of the five years through December 31, 1995:


                                                 YEARS ENDED DECEMBER 31,
                                      1995    1994     1993     1992     1991
                                      ----    ----     ----     ----     ----

Return on average total               0.91%   0.56%    0.20%    0.18%    (0.29)%
assets (net income divided
by average total assets)

Return on average                     9.61%   8.34%    3.26%    3.08%    (5.18)%
shareholders' equity (net
income divided by average
shareholders' equity)

Tangible equity to assets (average    8.76%   8.53%    6.40%    5.83%      5.50%
shareholders' equity less goodwill
as a percent of average total
assets)

Dividend payout ratios               24.30%   9.43%       0%       0%         0%

ASSET/LIABILITY MANAGEMENT

     A principal objective of NECB is to reduce and manage the exposure of its results of operations to changes in interest rates and to maintain an approximate balance between the interest rate sensitivity of its assets and liabilities within acceptable limits. While interest rate risk is a normal part of the commercial banking activity, NECB desires to minimize its effect upon operating results. Managing the rate sensitivity embedded in the balance sheet can be accomplished in several ways. By managing the origination of new assets and liabilities, or the rollover of the existing balance sheet assets, incremental change towards the desired sensitivity position can be achieved. Hedging activities, such as the use of interest rate caps, can be utilized to create immediate change in the sensitivity position.

     NECB monitors the relationship between interest earning assets and interest bearing liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing liabilities maturing or repricing and the amount of interest-earning assets maturing or repricing for the same period of time.
During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to increase net interest income. During a period of rising interest rates, a positive gap would tend to increase net interest income, while a negative gap would tend to adversely affect net interest income.

     Asset and liability management functions are supervised by the Asset Liability Committee ("ALCO"), which reports to the Board of Directors quarterly. It is actively involved in the financial planning and budgeting process and developing policies for monitoring and coordination sources, uses and pricing of funds. The following table summarizes the repricing schedule for interest earning assets and interest bearing liabilities and provides an analysis of periodic and cumulative gap positions on a company-wide consolidated basis.

                                                (Dollar Amounts in Thousands)
                                                   As of December 31, 1995
                                                       Repriced Within
                                ------------------------------------------------------------------
                                Under 3         4 to 12         1 to 5         Over 5
                                Months          Months          Years          Years      Total
                                ------------------------------------------------------------------
Cash and cash equivalents       $  9,130        $               $             $ 14,495    $ 23,625
Securities                        18,365         13,624          25,180         26,136      83,305
Loan portfolio                    69,882         67,980          64,777         19,596     222,235
Loans held-for-sale                  788                                                       788
Other assets                       3,000                                         8,608      11,608
                                --------                                      --------    --------
Total interest                  $101,165        $81,604         $89,957       $ 68,835    $341,561
                                --------        -------         -------       --------    --------

Deposits
  Demand                        $  4,199        $               $ 4,256       $ 51,490    $ 59,945
  Savings                         25,168         30,394          17,236         31,957     104,755
  Time                            42,993         60,089          39,379                    142,461
                                --------        -------         -------       --------    --------
Total deposits                    72,360         90,483          60,871         83,447     307,161
Short-term borrowed funds            540                                                       540
Other liabilities                                                 1,221          2,159       3,380
Shareholder's equity                                                            30,480      30,480
                                --------        -------         -------       --------    --------
Total liabilities and equity      72,900         90,483          62,092        116,086     341,561
Periodic gap                      28,265         (8,879)         27,865        (47,251)
                                --------        -------         -------       --------
Cumulative gap                  $ 28,265        $19,386         $47,251       $      0
                                ========        =======         =======       ========
Cumulative gap as a percentage
 of total earning assets            8.3%           5.7%           13.8%           0.0%


     The information presented in the interest sensitivity table is based upon a combination of maturities, call provisions, repricing frequencies, prepayment patterns and Management judgment. The distribution of variable rate assets and liabilities is based upon the repricing interval of the instrument. Management estimates that approximately 65% of savings products are sensitive to interest rate changes based upon analysis of historic and industry data for these types of accounts.

EMPLOYEES

     At December 31, 1995, NECB, NEBT and EQBK employed an aggregate of 129 full-time and 41 part-time employees. Employees are not represented by a collective bargaining unit and relationships with employees of NECB and NEBT are considered to be good.

LEGISLATION, REGULATION AND SUPERVISION

GENERAL

     Legislation adopted in recent years has substantially increased the scope of regulations applicable to banks and bank holding companies.

     Virtually every aspect of the business of banking is subject to regulation with respect to such matters as the amount of reserves that must be established against various deposits, the establishment of branches, Reorganizations, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     The descriptions of the statutory provisions and regulations applicable to banks and bank holding companies set forth below do not purport to be a complete description of such statutes and regulations and their effects on NECB, NEBT and EQBK. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on NECB, NEBT and EQBK are difficult to determine.

FEDERAL RESERVE REGULATION

     NECB is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and consequently is subject to regulation and examination by the Federal Reserve Board (the "FRB"). Bank holding companies are required to file annually with the FRB a report of their operations and they and their subsidiaries are subject to examination by the Board of Governors of the Federal Reserve System.

     The Holding Company Act also requires prior approval by the FRB before a bank holding company (1) merges or consolidates with another bank holding company, (2) acquires directly or indirectly ownership or control of voting shares of a bank if after such acquisition it would own or control directly or indirectly more than five percent of the voting stock of such bank, except where 50 percent or more is already owned, or (3) acquires substantially all of the assets of any bank.

     The Holding Company Act further provides that the FRB shall not approve any acquisition, reorganization or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. Further, the FRB may not approve any other proposed acquisition, reorganization or consolidation, the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

     Historically, the Holding Company Act prohibited a bank holding company from controlling or acquiring in excess of 5% of the voting shares or substantially all of the assets of a bank located outside of the state in which the operations of such bank holding company's banking subsidiaries were principally conducted, unless such acquisition was specifically authorized by the laws of the state in which NEBT was located. The laws of Connecticut currently authorize such acquisitions to a limited extent.

     Under the Riegle-Neal Interstate Banking and Efficiency Act of 1994 substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies have been eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. NECB anticipates that the effect of the new law may be to increase competition within the markets in which NECB operates, although NECB cannot predict the effect to which competition will increase in such markets or the timing of such increase.

     A bank holding company is also prohibited, with limited exceptions, from engaging directly or indirectly through its subsidiaries in activities unrelated to banking, managing or controlling banks. One of the exceptions to this prohibition permits ownership of the shares of a company engaged solely in furnishing services to subsidiary banks; another exception permits ownership of shares of a company the activities of which the FRB has determined, by regulation or after due notice and opportunity for hearing, to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto in each individual case.

     A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or sale of any property or services. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     NEBT and EQBK are also subject to FRB regulations regarding the maintenance of reserves. Under such regulations, NEBT and EQBK must maintain reserves against their transaction accounts and non-personal time deposits.

     Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both.

     The FRB has established capital adequacy guidelines for bank holding companies. See "MANAGEMENT'S DISCUSSION AND ANALYSIS".

CONNECTICUT REGULATION

     As state-chartered banks and members of the FDIC, NEBT and EQBK are subject to regulation both by the Connecticut Banking Commissioner and by the FDIC. Applicable laws and the regulations impose restrictions and requirements in many areas, including interest rates on selected instruments, capital requirements, maintenance of reserves, establishment of new branch offices, making of loans and investments, consumer protection, employment practices and other matters. Any new regulations or amendments toexisting regulations may materially affect the services offered, expenses incurred and/or income generated by NEBT.

     The Connecticut Banking Commissioner regulates NEBT's and EQBK's internal organization as well as their deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, to open branch offices and to consummate merger transactions and other business combinations. The Connecticut Banking Commissioner conducts periodic examinations of NEBT and EQBK. The Connecticut banking statutes also restrict the ability of NEBT and EQBK to declare cash dividends to their sole stockholder, NECB.

     Subject to certain limited exceptions, loans made to any one obligor may not exceed 15% of a bank's capital, surplus, undivided profits and loan reserves.

     Connecticut banks and bank holding companies, with the approval of the Connecticut Banking Commissioner, are permitted to engage in stock acquisitions of banks and bank holding companies in other states with reciprocal legislation. Several interstate mergers involving large Connecticut banks with offices in NEBT's service area and banks headquartered in other states have been completed which have resulted in increased competition for NEBT and EQBK, respectively. In addition, under Connecticut law, the beneficial ownership of more than 10% of any class of voting securities of a bank or bank holding company may not be acquired by any person or groups of persons acting in concert without the approval of the Connecticut Banking Commissioner.

FDIC REGULATION

     The FDIC insures NEBT's and EQBK's deposit accounts in an amount up to $100,000 for each insured depositor. NEBT and EQBK, as Connecticut-chartered FDIC-insured banks, are regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of NEBT and EQBK, and each institution is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

     FDIC insured banks, such as NEBT and EQBK pay premiums to the FDIC for the insurance of deposits. The FDIC has determined that no premiums need be assessed at this time.

     Under FDIC regulations, FDIC-insured, state-chartered banks which are not members of the Federal Reserve System must meet certain minimum capital requirements, including a leverage capital ratio and a risk-based capital ratio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS".

     FDIC insurance of deposits may be terminated by the FDIC, after notice and a hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. A bank's failure to meet the minimum capital and risk-based capital guidelines set forth above, would be considered to be unsafe and unsound banking practices.

     The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" and "Substantial Noncompliance." As of their last CRA examinations, NEBT received a rating of "Outstanding" and EQBK received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations.

ITEM 2.  PROPERTIES

     NECB is the owner of an operations center in East Hartford Connecticut. The operations center located at 20 Founders Plaza, East Hartford, Connecticut consists of an 18,227 square foot office building which is adequate to meet the foreseeable data processing needs of NECB. NECB is not the lessee of any properties. The properties described below are properties owned or leased by NEBT or EQBK.

     NEBT's designated main office is located at Old Windsor Mall, Windsor, Connecticut. In addition to the designated main office in Windsor, NEBT has branches in Canton, Poquonock (Windsor), Enfield, Ellington, Somers, East Windsor and Suffield.

     During the year ended December 31, 1995, the aggregate rental expenses paid by NECB for all its office properties was approximately $267,900. All properties are considered to be in good condition and adequate for the purposes for which they are used. The following table outlines all owned or leased property of NECB, NEBT and EQBK but does not include other real estate owned.

                                                         Owned/                Lease
Location                      Address                    Leased                Expiration
--------                      -------                    ------                ----------

Executive Offices             Old Windsor Mall           Owned
 (New England Community       176 Broad Street
 Bancorp, Inc. and            Windsor, CT 06095
 New England Bank)
 /Operations/Main Office

NEBT Poquonock                2100 Poquonock Avenue      *Bldg-Owned           1996
Branch (Windsor)              Windsor, CT 06064          Land-Owned/Leased

NEBT Enfield Branch           9 Hazard Avenue            Bldg-Owned            2011
                              Enfield, CT 06082          Land-Leased

NEBT Ellington Branch         70 West Road               Owned
                              Ellington, CT 06029

NEBT Somers Branch            637 Main Street            Owned
                              Somers, CT 06071

NEBT East Windsor Branch      2 North Road               Leased                2002
                              East Windsor, CT 06088


NEBT Suffield Branch          275 Mountain Road          Owned
                              Suffield, CT 06078

NEBT Canton Branch            250 Albany Turnpike,       Leased                2000
                              Canton, CT 06109

NEBT West Hartford            55 South Main Street       Leased
Branch**                      West Hartford, CT 06107

EQBK Main Office              1160 Silas Deane Highway   Leased                2004
                              Wethersfield, CT  06109

* The Poquonock Office occupies two parcels of land. One parcel that was previously leased was purchased in 1991 and the other parcel continues to be leased.

** In February 1996, NEBT filed an application with the Federal Deposit Insurance Corporation and State of Connecticut Department of Banking to locate a branch at 55 South Main Street, West Hartford, CT.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending material adverse legal proceedings other than ordinary routine litigation incidental to normal business to which NECB, NEBT or EQBK is a party or to which any of their properties are subject except that, in connection with the consummation of its acquisition of EQBK, certain shareholders of EQBK gave notices of their intention to exercise their dissenter's rights and receive cash rather than stock in NECB. The stock appraisal process is ongoing but is not expected to have any material adverse effect on EQBK and NECB on a consolidated basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of NECB's 1995 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     NECB's Common Stock has been quoted on the NASDAQ National Market System since November 4, 1994. Advest, Inc., Tucker Anthony Incorporated and First Albany are market makers in the NECB Common Stock.

     As of March 15, 1996, there were 3,084,309 shares of NECB Common Stock issued and outstanding which were held by approximately 2,400 shareholders of record.

     Through the third calendar quarter of 1994, the market price quoted in the following table is based upon the high and low bid quotations during the period shown. The prices represent quotations by dealers and do not include mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The pricing information has been provided by various brokers identified as market makers in NECB's stock. Commencing with the fourth quarter of 1994, NECB stock has been traded on the NASDAQ National Market System under the symbol NECB. Information for the fourth quarter of 1994, for each quarter of 1995 and 1996, to date, was obtained from reports provided to NECB by the NASDAQ National Market System.

QUARTER ENDED                   HIGH               LOW
-------------                   ----               ---
March 15, 1996                 $11 1/4            $ 9 3/4
December 31, 1995               10 1/4              9 1/4
September 30, 1995              10                  7 3/4
June 30, 1995                    8 1/2              7 3/4
March 31, 1995                   8 1/2              7 1/2
December 31, 1994                9 1/4              7 1/2
September 30, 1994               8 3/8              8
June 30, 1994                    8                  7
March 31, 1994                   6                  4 1/2

DIVIDEND POLICY

     All shares of the NECB Common Stock are entitled to participate equally in such dividends as may be declared by NECB's Board of Directors. The holders of NECB Common Stock will be entitled to receive dividends when, as and if declared by the Board of Directors of NECB. Dividends may be declared and paid by NECB only out of funds legally available therefor. Under Delaware law, dividends may generally be declared by the board of directors of a corporation and paid in cash, property or in shares of such corporation, either out of such corporation's surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, or both.

     NECB's principal assets are its investments in NEBT and EQBK. As such, NECB's ability to pay dividends to its shareholders is largely dependent on the ability of NEBT and EQBK to pay dividends to NECB.

     NEBT and EQBK may not declare a dividend on their capital stock except from their net profits. "Net profits" is defined as the remainder of all earnings from current operations. The total of all dividends declared by each respective institution in any calendar year may not, unless specifically approved by the Connecticut Banking Commissioner, exceed the total of each respective institution's net profits of that year combined with each institutions retained net profits of the preceding two years.

     NECB believes that the payment of dividends is an important part of its efforts to provide value to its shareholders. The payment of regular prudent dividends, when justified by the condition and earnings of NEBT, EQBK and NECB, while not assured, is a goal of NECB and its Board of Directors. To the extent net proceeds are retained by NECB, earnings on such proceeds would be available to pay dividends.

     From 1990 until the fourth quarter of 1994, no dividends were declared or paid by NECB. NECB began the payment of regular quarterly dividends in the fourth quarter of 1994. Quarterly payments were $.05 per share until the fourth quarter of 1995 when the quarterly payment was increased to $.055 per share. In the first quarter of 1996, the dividend was increased to $.06 per share. It is anticipated that subsequent to the Reorganization with Manchester State Bank, NECB will continue to declare and pay a quarterly dividend of $.06 per share unless a change is warranted by the condition or profitability of the NECB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of NECB - Recent Developments."

ITEM 6.  SELECTED FINANCIAL DATA

             SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF NECB

The following table sets forth selected consolidated financial and other data of NECB at the dates and for the periods indicated. The data at December 31, 1995, 1994, 1993, 1992 and 1991 and for the years then ended has been derived from the audited Consolidated Financial Statements and related Notes of NECB included elsewhere herein. The selected consolidated financial and other data set forth below should be read in conjunction with, and are qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, included elsewhere herein.

                                                      Years Ended December 31,
                                               (000's omitted, except per share data)


                                                                      1995        1994        1993        1992        1991
                                                                ----------  ----------  ----------  ----------  ----------
Earnings:
Interest income                                                  $ 16,300    $ 12,551    $ 13,185    $ 15,343   $  17,835
Interest expense                                                    5,736       3,974       4,962       6,497      10,480
                                                                 --------    --------    --------    --------   ---------
Net interest income                                                10,564       8,577       8,223       8,846       7,355
Provisions for loan loss                                              700         530         764       2,679       3,400
                                                                 --------    --------    --------    --------   ---------
Net interest income after provision for loan losses                 9,864       8,047       7,459       6,167       3,955
Non-interest income                                                 1,692       1,616       2,115       2,350       1,822
Non-interest expense                                                8,591       7,895       9,337       7,272       6,493
                                                                 --------    --------    --------    --------   ---------
Income (loss) before income tax expense (benefit) and change        2,965       1,768         237       1,245        (716)
  in accounting principle
Income tax expense (benefit)                                          985         665          56         872         (97)
                                                                 --------    --------    --------    --------   ---------
Income (loss) before effect of change in accounting
  principle                                                         1,980       1,103         181         373        (619)
                                                                 --------    --------    --------    --------   ---------
Cumulative effect of change in accounting principle                                           228
Net income (loss)                                                $  1,980    $  1,103    $    409    $   373    $   (619)
                                                                 ========    ========    ========    ========   ========


Per share data:
  Net income (loss)                                              $   0.91    $   0.82    $   0.31    $   0.29   $  (0.49)
  Dividends declared                                                0.205        0.05
  Book value (as of end of year)                                     9.88        8.88        9.99        9.47        9.31
  Tangible book value (as of end of year)                            9.75        8.88        9.99        9.47        9.31

Balance sheet data as of end of year:
  Loans (1)                                                      $222,235    $132,624    $115,696    $135,322    $146,931
  Allowance for possible loan losses                                4,446       2,565       2,784       3,197       3,442
  Investments                                                      82,129      47,807      59,274      49,357      42,751
  Assets                                                          341,561     216,690     203,184     211,727     214,845
  Deposits                                                        307,161     196,872     188,466     196,178     201,856
  Shareholders' equity                                             30,480      18,473      13,012      12,334      11,812
  Nonperforming assets                                              5,453       3,548       4,224       8,905      12,672

Operating Ratios:
  Return on average assets                                          0.91%       0.56%       0.20%       0.18%     (0.29)%
  Return on average equity                                          9.61%       8.34%       3.26%       3.08%     (5.18)%
  Interest rate spread (2)                                          4.31%       4.30%       4.20%       4.40%       3.10%
  Net interest margin (2)                                           5.28%       4.80%       4.60%       4.80%       3.90%
  Tangible equity / total assets                                    8.76%       8.53%       6.40%       5.83%       5.50%
  Tier 1 risk-based capital ratio (minimum 4%)                     12.25%      13.99%      10.30%       8.76%       8.25%
  Total risk based capital ratio (minimum 8%)                      13.49%      15.25%      11.66%      10.03%       9.52%

(1) Does not include mortgages held for sale.
(2) Computed on a fully tax-equivalent basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the three years ended December 31, 1995, of New England Community Bancorp, Inc. ("NECB"). The consolidated financial statements of NECB include the accounts of NECB and its wholly-owned subsidiaries, New England Bank & Trust Company ("NEBT") and The Equity Bank ("EQBK") which became a subsidiary of NECB on November 30, 1995. The transaction was accounted for as a purchase and, as such, prior year comparative data was not revised to include information about EQBK. The changes thus noted between December 31, 1994 and December 31, 1995 reflect the addition of EQBK at November 30, 1995 as well as the continuing operations NECB and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and the related notes of NECB presented elsewhere herein.

FINANCIAL CONDITION

1995 COMPARED TO 1994.

     Loans outstanding at year end 1995 amounted to $222,235,000. During the year, NECB added to outstanding loans by originating new loans which exceeded repayments and payoffs by $6,694,000. Additionally, during 1995, NECB purchased loans at a cost of $4,871,000 from another lender and transferred loans with the carrying amount of $895,000 to mortgages held for sale. NECB generally sells convertible adjustable rate mortgages (ARMs) from its loan portfolio when borrowers convert ARMs to fixed status if the term remaining to maturity is greater than ten (10) years. Convertible ARMs are residential mortgage loans which have a variable rate at inception, but which subsequently permit the borrower to convert to a fixed rate at designated times.

     During 1995, NECB increased securities available-for-sale through purchasing $31,575,000 of securities. During the year, maturities and sales of securities available-for-sale amounted to $23,359,000. In contrast, the securities held-to-maturity decreased, with purchases amounting to $3,742,000 and maturities amounting to $8,556,000. The shift to securities available-for-sale allowed the Company to increase its commitment to intermediate term loans while maintaining sufficient liquidity to meet the continuing needs of its customers.

     During 1995, NECB experienced moderate growth in deposits. Interest bearing deposits, including savings products and time deposits, increased $5,754,000 while non-interest bearing accounts, largely commercial checking accounts, declined $2,861,000. The lowering of checking account balances, following a substantial increase of $14,841,000 in the previous year, appears to reflect the preferences of the Company's customers to use their excess funds to either reduce existing loans or avoid added borrowing. Management encourages this practice through its rapid responsiveness to borrowing requests, particularly for established customers.

     NECB's investment in premises and equipment amounted to $6,960,000 at December 31, 1995, representing an increase of $1,353,000 from a year ago. Throughout 1995, the Company continued the program it began in late 1993 to improve the appearance and capability of NEBT's older branch banking offices. The Enfield office was extensively remodeled and new furnishings were added. In addition, the branch's parking area was leveled and expanded to increase the number of parking spaces for customers banking at this office. NEBT also installed a drive-up ATM at the Somers Office. A year earlier a similar machine, installed at NEBT's Poquonock office, quickly became NEBT's most actively used machine. NEBT opened a full service branch in Canton, Connecticut to serve the Farmington Valley market area. Finally, in December 1995, NECB purchased an 18,000 square foot office building located within the Founders Plaza complex in East Hartford, Connecticut. This centrally located facility will house NECB's growing operations and data processing departments which provide for the informational needs of NECB and its subsidiaries.

1994 COMPARED TO 1993.

     In the year ended December 31, 1994, total loans increased $16,928,000. This increase was primarily the result of increased demand for new credit. As the financial health of NECB's subsidiary, NEBT, steadily improved, it was able to respond to this demand. In response to this improvement, in April 1994, the FDIC removed the formal supervisory Order it had imposed a year earlier. The carrying amount of security investments (consisting of securities available-for-sale, securities held-to-maturity and Federal Home Loan Bank stock) decreased $11,467,000 as the proceeds from sales and maturities, less purchases, were used to support a portion of the growth of loans. The decrease included a reduction of $1,889,000 in the carrying amount of securities available-for-sale to reflect the fair value of those securities in conformity with SFAS No. 115 "Accounting for Certain Debt and Equity Securities." This unrealized loss was decreased by related deferred taxes to $1,109,000 which changed the net unrealized holding gain of $266,000 on securities available-for-sale at December 31, 1993 in the equity section of the balance sheet to a net unrealized holding loss of $843,000 at December 31, 1994. At December 31, 1994, the unrealized loss on securities available-for-sale was $1,443,000 and the deferred taxes on such amount was $600,000.

     During 1994, cash and cash equivalents were increased $8,453,000 to offset the volatile nature of noninterest-bearing checking account liabilities which increased $14,841,000. During 1994, interest bearing deposits decreased $6,435,000, as NEBT selectively reduced interest rates offered relative to the marketplace. During this period, shareholders' equity increased as the result of several factors. NECB raised approximately $5,600,000 through an offering completed in December 1994 and net income added an additional $1,000,000.

     The increased investment in bank premises and equipment represents funds used to repair and improve NEBT's branch offices and the purchase of equipment and technology necessary to maintain high quality services.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994, AND 1993, RESPECTIVELY.

     NECB reported net income for 1995 of $1,980,000 or $0.91 per share. This represented an increase of $877,000 or 80% from net income for 1994 of $1,103,000 or $0.82 per share. This improvement resulted primarily from the $1,987,000 increase in net interest and dividend income. Net income for 1994 increased $694,000 or 170% greater than the $409,000 reported for 1993. Unlike 1995, this improvement was primarily the result of the $1,442,000 reduction in noninterest expenses. Significant factors affecting NECB's operating performance for the three years ended December 31, 1995, included the following:

NET INTEREST AND DIVIDEND INCOME

1995 COMPARED TO 1994, AND 1993, RESPECTIVELY.

     The net interest and dividend income for 1995 and 1994 increased $1,987,000 and $354,000 respectively from the preceding year. The table below shows net interest and dividend income for each of the three years through December 31, 1995, on a fully taxable equivalent basis.


(amounts in thousands)
                                                           1995         1994       1993
------------------------------------------------------------------------------------------
Interest and dividend income (financial statements)      $16,300      $12,551     $13,185
Tax-equivalent adjustment                                    121           48          74
Interest expense                                          (5,736)      (3,974)     (4,962)
                                                         -------      -------     -------
Net interest and dividend income (taxable equivalent)    $10,685      $ 8,625     $ 8,297


     Net interest and dividend income, on a fully taxable equivalent basis, increased $2,060,000 in 1995 and $328,000 in 1994.

     Several factors contributed to the increase in net interest and dividend income during 1995. Average earning assets increased $23 million due to growth in average loans outstanding. Despite declining during the later half of 1995, interest rates during most of 1995 were generally higher than those prevailing during 1994. The net interest margin improved to 5.28% in 1995, compared to 4.81% in the preceding year. The average rate on earning assets improved to 8.12% in 1995 compared to 7.03% in 1994. The average rate paid for interest bearing liabilities also increased, to 3.65% in 1995, from 2.67% in 1994. Higher rates offered to holders of time deposits attracted approximately $17 million in new funds, while relatively low yielding savings deposits resulted in an $8 million outflow of such deposits. During periods of higher interest rates, interest-free sources of funds such as demand deposits and equity increase in value when the interest rates available for the employment of these funds are higher.

     Net interest and dividend income for 1994 increased $328,000 to $8,625,000 from $8,297,000 in 1993. During 1994, the two factors primarily responsible for the increase in net interest and dividend income were the reduction in the average rate paid for interest bearing liabilities and the growth in noninterest bearing sources of funds.

AVERAGE BALANCE SHEETS, NET INTEREST AND DIVIDEND INCOME AND INTEREST RATES

     The table below presents NECB's average balance sheets (computed on a daily basis), net interest and dividend income and interest rates for the years ended December 31, 1995, 1994 and 1993. Average loans outstanding include nonaccruing loans. Interest and dividend income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.


(amounts in thousands)
                                           1995                                  1994                                1993
------------------------------------------------------------------------------------------------------------------------------------

                          Average                 Average     Average                Average     Average                Average
                          Balance    Interest     Rate        Balance     Interest   Rate        Balance     Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold         $  7,246   $   407       5.62%     $  6,760     $   279     4.13%     $  4,411    $   127       2.88%

Investment securities        50,962     3,079       6.04%       52,892       2,813     5.32%       52,230      2,765       5.29%

Loans                       144,138    12,935       8.97%      119,690       9,507     7.94%      125,400     10,367       8.27%
                           --------   -------       ----      --------     -------     ----      --------    -------       ----

Total interest earning      202,346    16,421       8.12%      179,342      12,599     7.03%      182,041     13,259       7.28%
assets

Allowance for loan           (2,543)                            (2,777)                            (3,087)
losses

Cash & due from banks          9466                              9,542                             10,601

Other assets                  9,282                              9,349                             11,473
                           --------                           --------                           --------

  Total Assets             $218,551                           $195,456                           $201,028
                           ========                           ========                           ========


LIABILITIES

Regular savings deposits   $ 47,746   $ 1,033       2.16%     $ 56,819     $ 1,149     2.02%     $ 40,835    $ 1,045       2.56%

NOW accounts deposits        23,405       266       1.14%       23,197         307     1.32%       30,789        567       1.84%

Money market deposits         5,047        92       1.82%        4,396         120     2.73%       19,373        708       3.65%
                           --------   -------       ----      --------     -------     ----      --------    -------       ----

   Total savings deposits    76,198     1,391       1.83%       84,412       1,576     1.87%       90,997      2,320       2.55%

Time deposits                80,615     4,312       5.35%       63,619       2,377     3.74%       67,289      2,617       3.89%

Borrowed funds                  532        33       6.20%          589          21     3.57%          978         25       2.56%
                           --------   -------       ----      --------     -------     ----      --------    -------       ----

Total interest bearing      157,345     5,736       3.65%      148,620       3,974     2.67%      159,264      4,962       3.12%
liab.

Demand deposits              39,395                             32,754                             27,834

Other liabilities             1,206                                854                              1,389

   Total liabilities        197,946                            182,228                            188,487

Equity                       20,605                             13,228                             12,541
                           --------                           --------                           --------

  Total Liabilities &      $218,551                           $195,456                           $201,028
                           ========                           ========                           ========
Equity

Net interest income        $ 10,685                           $  8,625                           $  8,297
  (tax equivalent Basis)

Less: FTE adjustment            121                                 48                                 74
                           --------                           --------                           --------

Net interest income        $ 10,564                           $  8,577                           $  8,223
                           ========                           ========                           ========
(book)

Net interest spread                                 4.47%                                 4.35%                               4.17%

Net yield on earning                                5.28%                                 4.81%                               4.56%
assets

     The fully taxable equivalent yield on earning assets was 8.12% in 1995 up from 7.03% in 1994 and 7.28% in 1993. The cost of interest bearing liabilities was 3.65% in 1995 as compared to 2.67% in 1994 and 3.12% in 1993. As a result the net interest margin, on a fully taxable equivalent basis, was 5.28% in 1995 compared to 4.81% in 1994 and 4.56% in 1993.

RATE VOLUME ANALYSIS

     The following table, which is presented on a tax-equivalent basis, reflects the changes for the years ended December 31, 1995 and 1994 in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.


(amounts in thousands)
                                                    1995                                                  1994
                                              ------------------                                   ------------------
                                                 Change due to                                        Change due to
                                                   change in:                                           change in:
                                              ------------------                                   ------------------

                               Increase                                            Increase
                              (Decrease)      Rate        Volume                  (Decrease)       Rate        Volume
--------------------------------------------------------------------------------------------------------------------------
Interest income change

Federal funds sold              $  128       $  107       $   21                    $ 152          $  68        $  84

Investment securities              266          372         (106)                      48             13           35

Loans                            3,428        1,332        2,096                     (860)          (398)        (462)
                                ------       ------       ------                    -----          -----        -----

Total interest income change     3,822        1,811        2,011                     (660)          (317)        (343)
                                ------       ------       ------                    -----          -----        -----

Interest expense change

Regular savings deposit           (116)          76         (192)                     104           (249)         353

NOW account deposits               (41)         (44)           3                     (260)          (139)        (121)

Money market deposits              (28)         (44)          16                     (588)          (145)        (443)
                                ------       ------       ------                    -----          -----        -----

   Total savings deposits         (185)         (12)        (173)                    (744)          (533)        (211)

Time deposits                    1,935        1,195          740                     (240)          (101)        (139)

Borrowed funds                      12           14           (2)                      (4)             8          (12)
                                ------       ------       ------                    -----          -----        -----

Total interest expense
change                           1,762        1,197          565                     (988)          (626)        (362)
                                ------       ------       ------                    -----          -----        -----

Net interest income change      $2,060       $  614       $1,446                    $ 328          $ 309        $  19
                                ------       ------       ------                    -----          -----        -----

     Of the $2,060,000 increase in the net interest income in 1995, $612,000 resulted from changes in interest rates earned or paid during 1995 and the remaining $1,448,000 is attributed to changes in volume of average assets and liabilities.

NONINTEREST INCOME

1995 COMPARED TO 1994, AND 1993, RESPECTIVELY.

     Noninterest income consists of service charges, commissions and fee income, net gains on the sales of investments and loans, and other income. Total noninterest income was $1,692,000 in 1995. This was an increase of $76,000 or 4.7% from $1,616,000 in 1994. This followed a decrease in 1994 noninterest income of $499,000 or 23.6% from $2,115,000 in 1993. The increase in 1995 resulted from changes in several categories of noninterest income. Gains from the sales of investments and loans increased $21,000 and $148,000, respectively. The increase in gains from the sale of loans occurred as demand for fixed rate mortgages rose in response to declining interest rates. This increased demand lead to increased production and subsequent sales of these fixed rate loans. Fixed rate mortgage loans are typically sold, with servicing retained by the Company's subsidiaries, after origination. Service charges, commissions and fees declined $124,000 and all other income increased $31,000. The $499,000 decrease in 1994 included decreases of $177,000 and $143,000, respectively from sales of investments and loans. Also included was a $93,000 decrease in service charges and an $86,000 decrease in all other noninterest income.

     The decrease in 1995 of $124,000 in service charges, commissions and fees included a $14,000 increase in loan servicing fees and a $138,000 reduction in deposit fees. The increase in servicing fees reflected growth in the volume of serviced loans. Deposit fees declined in 1995 as depositors took advantage of other product opportunities or maintained the minimum account balances necessary to avoid service charges.

NONINTEREST EXPENSE

1995 COMPARED TO 1994, AND 1993, RESPECTIVELY.

     Total noninterest expense was $8,591,000 in 1995, an increase of $696,000 or 8.8% from $7,895,000 in 1994. In 1994, total noninterest expense decreased $1,442,000 or 15.4% from $9,337,000 1993. The $696,000 increase in noninterest expense in 1995 resulted primarily from the $548,000 increase in salaries and employee benefits. This was partially offset by the reduction of $276,000 in fees paid to the FDIC for deposit insurance. All other expenses increased $424,000. Management maintains control over noninterest expenses by assigning specific managers authority for expense-incurring activities providing these managers with tools for planning and monitoring the performance of their duties.

In working with senior officers line managers are better able to anticipate and minimize the expense of the goods and services needed to perform efficiently.

     The decrease of $1,442,000 in 1994 resulted in large measure from the continuing reduction in non-performing assets which had plagued NECB throughout the preceding several years. The largest reduction, $1,331,000, related to losses, writedowns and expenses of ownership of other real estate. Banks acquire such real estate through foreclosures and other actions resulting from borrowers failing to meet the terms of loans secured by such properties. Outside services, principally legal fees related to foreclosures preceding decreased $397,000, and the cost of FDIC fees and other insurance decreased $137,000. All other expenses increased $423,000 during 1994, including occupancy and equipment expense, $92,000; marketing, $169,000; and, the resumption of the payment of fees to Directors, $81,000.

NONPERFORMING ASSETS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Nonperforming assets include nonaccrual loans and assets classified as OREO. Generally, loans are placed in nonaccrual status when they are past due greater than ninety (90) days or the repayment of interest or principal is considered to be in doubt.

     OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are the measure by which properties are reduced to fair market value less estimated selling expenses upon reclassification as OREO. Subsequent reductions are charged to operating income.

     NECB's subsidiaries make provisions on a quarterly basis for possible loan losses as determined by a continuing assessment of the adequacy of the allowance for possible loan losses. NECB's subsidiaries perform ongoing reviews of loans in accordance with an individual loan rating system to determine the required allowance for possible loan losses at any given date. The review of loans is performed to estimate potential exposure to losses. In the review process, the subsidiaries assess factors including the borrowers' past and current financial condition, repayment ability and liquidity, the nature of collateral and changes in its value, current and anticipated economic conditions and other factors deemed appropriate. These reviews are dependent upon estimates, appraisals and judgments which can change quickly because of changing economic conditions and

Management's perception as to how these factors affect the financial condition of debtors. The loan rating process classifies loans according to the subsidiaries' uniform classification system. The subsidiaries consider performing loans rated as "substandard" and "doubtful" to be potential problem loans. "Substandard" loans are characterized by well-defined weaknesses such as deteriorating or inadequate collateral or impaired repayment ability. A loan is considered "doubtful" when similar conditions exist but are more severe in nature.

     At December 31, 1995, NECB considered loans totaling approximately $14,067,000 (which considers, for the first time, EQBK's loan portfolio) to be potential problems compared to $7,699,000 at December 31, 1994. Included in these totals were loans totaling $9,342,000 and $4,724,000 respectively, which were not classified as non-performing loans because such loans are performing according to their terms.

     NECB's subsidiaries loan review processes are designed to identify certain potential problem loans at an early stage, alleviate weaknesses in each respective institution lending policies, oversee the individual loan rating system and ensure compliance with NEBT's and EQBK's underwriting, documentation, compliance and administrative policies. Certain potential problem loans mean loans considered by Management as being in need of special attention because of some deficiency related to the credit or documentation, but which are still considered collectable and performing. Such attention is intended to act as preventative measures and thereby avoid more serious problems in the future.

     Accrued interest income is generally reversed against interest income when loans are classified as nonaccrual, unless Management deems that the value of collateral is sufficient to recover both principal and accrued interest. Real estate held for sale consists of properties acquired through mortgage loan foreclosure proceedings. Real estate owned is carried at the lower of the carrying value of the related loan or the estimated fair market value of the property less estimated selling costs.

     NECB's nonperforming assets at December 31, 1995 through 1991 are presented below. Had the nonaccrual loans performed in accordance with their original terms, gross interest income for the year ended 1995 would have increased by approximately $120,000 compared to an increase of approximately $194,000 for the year ended 1994. As reflected below, NECB has made significant progress since reaching a high of $12,672,000 at December 31, 1991.


(amounts in thousands) at
  December 31,                                    1995      1994        1993        1992       1991
-----------------------------------------------------------------------------------------------------
Nonaccrual loans                                $4,725    $2,975      $3,176      $3,144    $ 7,606

Other real estate owned                            728       573       1,048       5,761      5,066
                                            ---------------------------------------------------------
Total nonperforming assets                      $5,453    $3,548      $4,224      $8,905    $12,672
                                            =========================================================
Loans past due in excess of ninety days and
  accruing interest                             $  273    $   16      $  193      $    4    $   483


     Total nonperforming assets increased by $1,905,000, or 53.7%, to $5,453,000 at December 31, 1995 from $3,548,000 at December 31, 1994. In 1994, total nonperforming assets decreased $676,000 or 16% from $4,224,000 at December 31, 1993. Loans past due in excess of ninety days and accruing interest amounted to $273,000, this compared to balances of $16,000 and $193,000, respectively, at December 31, 1994 and 1993. The increase in total nonperforming assets in the year ended December 31, 1995 resulted from the inclusion, for the first time, of $2,896,000 in nonaccrual loans and $497,000 in OREO held by EQBK (acquired on November 30, 1995) and decreases of $1,146,000 in nonaccrual loans and $342,000 in OREO held by NEBT.

     Total nonperforming assets represented 2.5% of total loans and other real estate owned at December 31, 1995, as compared to 2.7% and 3.6% respectively, at December 31, 1994 and 1993. Improvement in this ratio is the result of reductions in nonperforming assets and the increase in total loans. The allowance for loan losses increased to 2.0% of total loans at December 31, 1995 from 1.9% at December 31, 1994, and 2.4% at December 31, 1993 respectively. The coverage afforded to nonperforming assets and loans past due ninety days and still accruing was 77.6% compared to 71.9% and 63.0% for December 31, 1994 and 1993, respectively. Real estate acquired through foreclosure was $1,007,000 in 1993, $743,000 in 1994, and $796,000 in 1995. The allowance for possible loan losses was equal to 94.1% of nonaccrual loans at December 31, 1995, as compared to 86.2% and 87.7%, respectively, at December 31, 1994 and 1993.



(amounts in thousands)                                             1995         1994         1993
December 31,                                                      ------       ------       ------


Nonaccrual loans                                                  $4,725       $2,975       $3,176

Other real estate owned                                              728          573        1,048
                                                                  ------       ------       ------
Total nonperforming assets                                         5,453        3,548        4,224

Loans past due in excess of ninety days and accruing interest        273           16          193

Ratio of nonperforming assets to total loans and OREO                2.5%         2.7%         3.6%

Ratio of nonperforming assets and loans past due in excess
  of ninety days and accruing interest to total loans OREO           2.6%         2.7%         3.8%

Ratio of allowance loan losses to total loans                        2.0%         1.9%         2.4%

Ratio of allowance for loan losses to nonperforming assets
  and loans in excess of ninety days past due and accruing
  interests                                                         77.6%        71.9%        63.0%

Ratio of nonperforming assets and loans in excess of ninety
  days out past due and accruing interest to total shareholders'
  equity                                                            18.8%        19.3%        34.0%

     The following table summarizes the activity in the allowance for possible loan losses for the years ended December 31, 1991 through 1995. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio. It is not considered meaningful to allocate the allowance according to geographic area as NECB's market area is homogenous and limited in size.

(amounts in thousands)
 December 31,                                1995          1994        1993       1992        1991
----------------------------------------------------------------------------------------------------
Loans charged-off:

   Commercial and financial                $  154        $   92      $  216     $  539      $  828

   Real estate                                750           892         930      2,348         744

   Installment loans to individuals            74            17          80        121         761
                                           ------        ------      ------     ------      ------

                                              978         1,001       1,226      3,008       2,333
                                           ------        ------      ------     ------      ------
Recoveries on loans charged-off:

   Commercial and financial                   150            51          17          4          15

   Real estate                                 27           163          22         54           0

   Installment loans to individuals            22            37          10         26          15
                                           ------        ------      ------     ------      ------

                                              199           251          49         84          30
                                           ------        ------      ------     ------      ------

Net loans charged-off                         779           750       1,177      2,924       2,303

Provision charged to operations               700           530         764      2,679       3,400

Balance, at beginning of year               2,564         2,784       3,197      3,442       2,345

Changes incident to merger                  1,961
                                           ------        ------      ------     ------      ------

Balance, at end of year                    $4,446        $2,564      $2,784     $3,197      $3,442
                                           ======        ======      ======     ======      ======

Ratio of net charge-offs during the
  period to average loans outstanding
   during the period                         0.54%         0.63%       0.94%      2.02%       1.67%

Ratio of allowance for loans losses
  to total loans                             2.00%         1.93%       2.41%      2.36%       2.34%


     NECB's subsidiaries continually assess the adequacy of their allowances for loan losses in response to changing economic conditions, specific problem loans, and the overall risk profile of their loan portfolios. Management allocates specific reserves to individual problem loans based upon Management's analysis of the potential for loss perceived to exist related to such loans. In addition to the specific reserves for individual loans, a portion of the allowance is maintained as a general reserve. The amount of the general reserve is determined through Management's analysis of the potential for loss inherent in those loans not considered problem loans. Among the factors considered by Management in this analysis are the number and type of loans, nature and amount of collateral pledged to secure such loans, and current economic conditions.

     During the years ended 1991 and 1992, NEBT made substantial provisions to the allowance in response to the recognition of problem loans and the potential for loss perceived to be inherent in the portfolio as a result of economic conditions and declines in real estate values. Thereafter, in 1993 and 1994 the reduction in provisions reflects the stabilization of the economy, the improved performance of the loan portfolio and recoveries of previously charged-off loans.

     The following table reflects the Allowance for Loan Losses as of December 31, 1995 with allocations categorized by loan type:

(amounts in thousands)
                                Allocation of       Percentage of loans in
                                Allowance for       each category to total
Loans by type                   Loan Losses         loans
----------------------------------------------------------------------------
Commercial & Financial            $  541                    16.1%

Real Estate:

  Construction                       254                      5.8

  Residential                      1,090                     36.4

  Commercial                       2,388                     38.3

Installment                          154                      2.5

Other                                 19                      0.9
                                  ------                   -----

    Total                         $4,446                   100.0%
                                  ======                   =====


LIQUIDITY

     Management's objective is to ensure continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of fluctuations in loan demand and the level of total deposits. Accordingly, NECB's subsidiaries have liquidity policies which provide flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities, prudent pricing on loan and deposit products and the sale of mortgage loans in the secondary market.

     The policy also provides Management with the ability to acquire and hold debt instruments known collectively as structured notes. Structured notes, which can differ as to particular terms, are used by Management to reduce the potential effect changes in interest rates can have upon the operating results of the Company. From time to time, Management invests in various types of structured notes (such as dual index notes and interest rate step-up notes) as part of its overall management of the risk of changes to interest rates.

     In 1993, NECB adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Debt and Equity Securities"). The statement, issued by the Financial Accounting Standards Board (FASB), set forth guidance for accounting for certain investments in debt and equity securities. Adoption of Statement No. 115 resulted in several changes to the information provided in the financial statements of NECB. The first change resulted from the separation of investment security assets into those held-to-maturity and those available-for-sale. The second change resulted from the change to the carrying value of the group held available-for-sale to reflect the current market values of the assets held. The amount of this "mark-to-market" value is then added to or deducted from the equity portion of NECB's balance sheet after appropriate reduction to reflect the value of the related deferred taxes. At December 31, 1995, the amount added to NECB's shareholders' equity was $158,000, while $843,000 was deducted from shareholders' equity a year earlier.

     During the year end of 1995 and during 1994, it did not become necessary for NECB to increase its borrowed funds to meet its liquidity needs. NECB has alternative sources of liquidity available including federal funds purchased and repurchase agreements. Purchases of federal funds and borrowing on repurchase agreements may be utilized to meet short-term borrowing needs. During 1994 NEBT joined the Federal Home Loan Bank of Boston (FHLBB) to further enhance its liquidity position. The FHLBB provides its member banks with credit by accepting as collateral the member bank's mortgage assets. Through its membership, NEBT has available a line of credit for $3,500,000 and also has the ability to pledge up to $60,000,000 of its assets to meet its credit needs. EQBK has available a line of credit for $2,100,000 and also has the ability to pledge up to

$25,000,000 of its assets to meet its credit needs. NECB believes that its policies will enable it to maintain adequate liquidity and to prudently commit funds to loans or investments, depending upon underlying risk, demand and rate of return.

     As shown in the Consolidated Statements of Cash Flows, NECB experienced a decrease of $4,091,000 in the amount of cash and cash equivalents at December 31, 1995 compared to December 31, 1994. This compares to the significant increase of $8,453,000 in 1994, compared to December 31 1993. The increase in 1994 was largely due to the $5,571,000 received in December as proceeds from the issuance of 778,260 shares of NECB's stock coupled with an increase throughout the year in demand deposit account balances. Demand deposit accounts represent a volatile source of funds which is subject to significant inflows and outflows of both seasonal and cyclical nature.

CAPITAL

     At December 31, 1995, total shareholders' equity was $30,480,000, an increase of $12,007,000 compared to $18,473,000 at December 31, 1994. In November 1995, in acquiring The Equity Bank, 1,004,000 shares of common stock were issued by NECB at a value of $9,507,000 representing the inclusion of the adjusted net assets of EQBK. Also increasing capital in 1995 was the retention of $1,499,000 in earned income and the $1,001,000 change in the unrealized holding gain (loss) on securities available for sale. During 1994, shareholders' equity increased $5,461,000 to $18,473,000 at December 31, 1994, from $13,012,000 at December 31, 1993. In December 1994, NECB completed an offering which raised $5,571,000 in new capital funds. The offering resulted in the issuance of 778,000 new shares of common stock. Also adding to capital was net income of $1,103,000.

     The various capital ratios of EQBK, NEBT and NECB are as follows as of December 31, 1995:


                         Minimum Level        EQBK        NEBT        NECB
---------------------------------------------------------------------------
Leverage                            4%       8.22%        7.34%      11.89%
Tier 1 Risk-Based                   4%      10.13%       10.42%      12.25%
Total Risk-Based                    8%      11.38%       11.67%      13.49%

INCOME TAXES

     Income tax expense for 1995 was $985,000 which is an effective income tax rate of 33.2%. This compares to income tax expense of $665,000 in 1994 and $56,000 in 1993.

     In February 1992, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"). The effect of adoption of Statement No. 109 in 1993 upon 1993 results is set forth in Note 11 to the Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993.

RECENT ACCOUNTING DEVELOPMENTS

     The adoption of Financial Accounting Standard No. 115 in December 1993 requires that NECB classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if NECB has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114 ("Accounting by Creditors for Impairment of a Loan"). The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     The Statement is applicable to all creditors and to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Statement applies to financial statements for fiscal years beginning after December 15, 1994. Management has determined that the financial statement impact of adopting the provisions of this statement is not material.

     In October of 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments"). This Statement requires disclosures about derivative financial instruments-futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It also amends existing requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit

Risk," and FASB Statement No. 107, ("Disclosures about Fair Value of Financial Instruments"). This Statement, which was effective for 1995, did not have a material impact upon NECB's 1995 financial statements.

     In May of 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("Accounting for Mortgage Servicing Rights"). This Statement requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans or sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their fair values if practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing and originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. This Statement is effective for fiscal years beginning after December 15, 1995 and is not expected to have a material impact on NECB as it does not have significant loan servicing operations.

     In October of 1995, the FASB issued Statement of Financial Accounting Standard No. 123 ("Accounting for Stock-based Compensation"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including arrangements by which employees receive options to purchase shares of NECB's stock. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the method of accounting in Accounting Principles Board (APB) Opinion No. 25. Entities selecting to remain with the accounting in Opinion No. 25 complete must make pro forma disclosures of net income and, if presented earnings per share, as if the fair value based method of accounting in SFAS No. 123 had been applied. The accounting and disclosure requirements of SFAS No. 123 are effective for NECB in 1996 for all awards in 1996 and thereafter. Management believes that the financial statement impact of adoption the provisions of this statement will not be material.

IMPACT OF INFLATION

     The Consolidated Financial Statements and related notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative value of money over time due to inflation. Unlike many industrial companies, most of the assets and virtually all of the liabilities of NECB are monetary in nature. As a result, interest rates have a more significant impact on NECB's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

RECENT DEVELOPMENTS

     On December 19, 1995, the Boards of Directors of NECB, NEBT and Manchester State Bank, a Connecticut chartered commercial bank with its principal place of business in Manchester, Connecticut, executed a Plan and Agreement of Reorganization (the "Agreement").

     Pursuant to the Agreement, upon consummation of the transaction, it is anticipated that shareholders of Manchester State Bank will exchange each share of common stock of Manchester State Bank for the Reorganization consideration consisting of $35.20 payable in cash and 5.493 shares of New England's common stock. The Agreement is subject to conditions including approval by regulatory authorities and the shareholders of Manchester State Bank. See Current Report on Form 8-K filed by New England Community Bancorp, Inc. on January 11, 1996, which Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

NECB AND SUBSIDIARIES

Report of Independent Certified Public Accountants for
the Years Ended December 31, 1995, 1994 and 1993...........F-1

Consolidated Balance Sheets at December 31, 1995
and 1994...................................................F-2

Consolidated Statements of Income for the Years Ended
December 31, 1995, 1994 and 1993...........................F-3

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1995, 1994 and 1993.....................F-4

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31, 1995, 1994 and 1993...............F-5

Notes to Consolidated Financial Statements for the
Years Ended December 31, 1995, 1994 and 1993...............F-6-F-13

                        SHATSWELL MacLEOD & COMPANY, P.C.
                          Certified Public Accountants

                                 83 Pine street
                     West Peabody, Massachusetts 01960-3635
                                (508) 535-0206

To the Board of Directors
New England Community Bancorp, Inc.
Windsor, Connecticut

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective January 1, 1993.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993.



                                          /S/ SHATSWELL, MacLEOD & COMPANY, P.C
                                              ---------------------------------
                                          SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 25, 1996

              New England Community Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(amounts in thousands; except per share data)
 Years Ended December 31,                                                             1995              1994
------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and due from banks                                                      $ 14,495          $ 13,014
     Interest-bearing demand deposits with other banks                                  55             1,000
     Federal funds sold                                                              9,075            13,702
                                                                                     -----            ------
        Cash and cash equivalents                                                   23,625            27,716
     Interest-bearing time deposits with other banks                                 3,000                99
     Investment securities (Note 3)
        Securities held-to-maturity (fair values of $7,189 and $11,528 at
           December 31, 1995 and 1994, respectively) (Note 4)                        7,066            11,742
        Securities available-for-sale (at fair value) (Note 5)                      75,063            36,065
        Federal Home Loan Bank stock                                                 1,176               810
     Loans outstanding (Note 6)                                                    222,235           132,624
        Less: allowance for loan losses (Note 6)                                   (4,446)           (2,564)
                                                                                   -------           -------
           Net loans                                                               217,789           130,060
     Mortgages held-for-sale                                                           788
     Accrued interest receivable                                                     2,538             1,502
     Premises and equipment (Note 7)                                                 6,960             5,607
     Other real estate owned                                                           728               573
     Other assets                                                                    2,828             2,516
                                                                                     -----             -----
TOTAL ASSETS                                                                      $341,561          $216,690
                                                                                  ========          ========

LIABILITIES:
     Deposits
        Noninterest bearing                                                        $59,945           $47,323
        Interest bearing                                                           247,216           149,549
                                                                                   -------           -------
           Total deposits (Note 8)                                                 307,161           196,872
     Short-term borrowings                                                             540               800
     Accrued interest payable                                                          317                66
     Other liabilities                                                               3,063               479
                                                                                     -----               ---
TOTAL LIABILITIES                                                                  311,081           198,217
                                                                                   -------           -------

SHAREHOLDERS' EQUITY (Note 9):
     Serial preferred stock, $.10 par value, 200,000 shares authorized;
        no shares issued
     Common stock, $.10 par value, December 31, 1995 authorized 10,000,000 shares, 3,084,309 outstanding; December 31, 1994
        authorized 10,000,000 shares, outstanding 2,080,692                            308               208
     Additional paid-in capital                                                     21,522            12,115
     Retained earnings                                                               8,492             6,993
     Net unrealized holding gain (loss) on securities available-for-sale               158             (843)
                                                                                       ---             -----
TOTAL SHAREHOLDERS' EQUITY                                                          30,480            18,473
                                                                                    ------            ------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $341,561          $216,690
                                                                                  ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              New England Community Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income

(amounts in thousands; except per share data)
 Years Ended December 31,                                            1995             1994              1993
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans, including fees                                        $12,935          $ 9,507           $10,367
     Investment securities:
        Taxable interest                                            2,721            2,668             2,537
        Interest exempt from federal income taxes                      49               32                61
        Dividends                                                     188               63                93
     Federal funds sold and other interest                            407              281               127
                                                                  -------          -------           -------
        Total interest and dividend income                         16,300           12,551            13,185
                                                                  -------          -------           -------
Interest expense:
     Deposits (Note 8)                                              5,703            3,953             4,937
     Borrowed funds                                                    33               21                25
                                                                  -------          -------           -------
        Total interest expense                                      5,736            3,974             4,962
                                                                  -------          -------           -------
Net interest and dividend income                                   10,564            8,577             8,223
Provision for possible loan losses (Note 6)                           700              530               764
                                                                  -------          -------           -------
Net interest and dividend income after provision
   for possible loan losses                                         9,864            8,047             7,459
                                                                  -------          -------           -------
Noninterest income:
     Service charges, fees and commissions                          1,385            1,509             1,676
     Investment securities gains, net                                  21                                177
     Gain on sales of loans, net                                      193               45               188
     Other                                                             93               62                74
                                                                  -------          -------           -------
        Total noninterest income                                    1,692            1,616             2,115
                                                                  -------          -------           -------
Noninterest expense:
     Salaries and employee benefits (Note 10)                       4,378            3,830             3,969
     Occupancy                                                        729              658               638
     Furniture and equipment                                          686              682               610
     Outside services                                                 322              311               708
     Postage and supplies                                             391              343               370
     Insurance and assessments                                        363              639               776
     Loan origination and collection                                   21               21                76
     Losses, writedowns, expenses - other real estate owned           225              265             1,596
     Other                                                          1,476            1,146               594
                                                                  -------          -------           -------
        Total noninterest expenses                                  8,591            7,895             9,337
                                                                  -------          -------           -------
Income before taxes and cumulative effect of change
   in accounting principle                                          2,965            1,768               237
     Income taxes (Note 11)                                           985              665                56
                                                                  -------          -------           -------
Income before cumulative effect of change in accounting
   principle                                                        1,980            1,103               181
Cumulative effect of change in accounting principle (Note 2)                                             228
                                                                  -------          -------           -------
NET INCOME                                                        $ 1,980          $ 1,103           $   409
                                                                  =======          =======           =======
Income per share before cumulative effect of change in
   accounting principle                                           $  0.91          $  0.82           $  0.14
Cumulative per share effect of change in method of
   accounting principle (Note 2)                                                                        0.17
Net income per share                                              $  0.91          $  0.82           $  0.31
                                                                  =======          =======           =======

Weighted average shares of common stock                         2,165,931        1,345,076         1,302,432
                                                                =========        =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              New England Community Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

(amounts in thousands)
 Years Ended December 31,                                                     1995              1994           1993
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                 $ 1,980           $ 1,103        $  409
     Adjustment for noncash charges (credits):
     Provision for depreciation and amortization                                    508               425           388
     Losses from sale or disposal and provisions to reduce
        the carrying value of other real estate owned, net                          169               174         1,201
     Investment securities gains, net                                               (21)                           (177)
     Accretion of discounts and amortization of premiums
        on bonds, net                                                               108               229           381
     Provision for possible loan losses                                             700               530           764
     Gain on sales of loans, net                                                                      (45)         (188)
     (Increase) decrease in accrued interest receivable and other assets, net       832              (891)          364
     (Increase) decrease in loans held for sale                                    (788)            3,512        (3,512)
     Change in method of accounting for income taxes                                                               (228)
     Increase (decrease) in accrued interest payable and other liabilities, net     640              (465)       (1,560)
                                                                                --------           -------       -------
Net cash provided by (used for) operating activities                              4,128             4,572        (2,158)
                                                                                --------           -------       -------
Financing Activities:
     Net increase (decrease) in noninterest-bearing accounts                     (2,861)           14,841         2,380
     Net increase (decrease) in interest-bearing accounts                         5,754            (6,435)      (10,092)
     Decrease in short-term borrowings, net                                        (260)                           (138)
     Issuance of common stock                                                                       5,571
     Cash equivalents acquired in the merger of The Equity
        Bank                                                                      7,790
     Cash dividends paid                                                           (415)
                                                                                --------           -------       -------
Net cash provided by (used for) financing activities                             10,008            13,977        (7,850)
                                                                                --------           -------       -------
Investing Activities:
     Loans originated, net of principal collections                              (6,694)          (24,666)         6,820
     Loans purchased from other lenders                                          (4,871)
     Net increase in interest-bearing time deposits                              (2,802)              (99)
     Purchases of Federal Home Loan Bank stock                                                       (810)
     Proceeds from sales of loans                                                                   6,063         10,665
     Purchases of securities available-for-sale                                 (31,575)          (12,955)
     Proceeds from sales of securities available-for-sale                         4,535             7,301
     Proceeds from maturities of securities available-for-sale                   18,824            14,192
     Purchases of securities held-to-maturity                                    (3,742)          (11,297)
     Proceeds from maturities of securities held-to-maturity                      8,556            12,099
     Purchases of investment securities                                                                         (34,346)
     Proceeds from sales of securities                                                                            3,578
     Proceeds from maturities of securities                                                                      23,634
     Proceeds from sales of other real estate owned                                 969             1,131         2,100
     Payments on other real estate owned                                                               17            73
     Purchases of premises and equipment, net                                    (1,427)             (929)         (736)
     Refund on purchase of computer software                                                            5
     Capitalization of expenditures on other real estate owned                                       (148)
                                                                                --------          --------      --------
Net cash provided by (used for) investing activities                            (18,227)          (10,096)       11,788
                                                                                --------          --------      --------

(Decrease) increase in cash and cash equivalents                                 (4,091)            8,453         1,780
     Cash and cash equivalents, beginning of year                                27,716            19,263        17,483
                                                                                --------          -------       -------
     Cash and cash equivalents, end of year                                     $23,625           $27,716       $19,263
                                                                                ========          =======       =======
Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                                           $779             $750        $1,177
     Conversions of mortgage loans to mortgage backed securities                                                  2,489
     Real estate acquired through foreclosure                                        796              743         1,007
     Real estate owned charged to valuation allowance                                                               296
     Securities classified in accordance with SFAS No. 115 as of
        December 31, 1993:
           Available-for-sale                                                                                    46,704
           Held-to-maturity                                                                                      12,668
     Loans originated to facilitate sales of other real estate owned                                  564         1,579
     A summary of the merger of The Equity Bank is as follows:
        Fair value of assets acquired, excluding cash and cash
           equivalents                                                           111,242
        Cash and cash equivalents acquired,                                        7,790
                                                                                 -------
                                                                                 119,032
        Liabilities assumed                                                      109,525
                                                                                 -------
           Value of Company common stock issued for the merger                     9,507
     Income tax paid (received)                                                      797              344          (393)
     Interest paid                                                                 5,678            3,974         5,037

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              New England Community Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

(amounts in thousands; except per share data)

                                                                                              Net Unrealized
                                                                                         Holding Gain (Loss)
                                                                      Additional               on Securities
                                                   Common Stock          Paid-in     Retained     Available-      Total
                                               Shares        Value       Capital     Earnings       for-Sale     Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                      1,302         $130        $6,622       $5,582       $           $12,334
   Net income                                                                             409                       409
   Net change in unrealized loss on
      marketable equity securities                                                          3                         3
   Net unrealized holding gain on securities
      available-for-sale upon adoption
      of SFAS No. 115                                                                                  266          266
                                                -----          ---         -----        -----          ---          ---
Balance, December 31, 1993                      1,302          130         6,622        5,994          266       13,012
   Net income                                                                           1,103                     1,103
   Dividends declared ($0.05 per share)                                                  (104)                     (104)
   Net change in unrealized holding gain on
      securities available-for-sale                                                                 (1,109)      (1,109)
   Common stock offering (Note 9)                 778           78         5,493                                  5,571
                                                  ---           --         -----        -----         -----        -----
Balance, December 31, 1994                      2,080          208        12,115        6,993         (843)      18,473
   Net income                                                                           1,980                     1,980
   Dividends declared ($0.205 per share)                                                 (481)                     (481)
   Shares issued pursuant to the merger
      of The Equity Bank (Note 9)               1,004          100         9,407                                  9,507
   Net change in unrealized holding loss on
      securities available-for-sale                                                                  1,001        1,001
                                                -----         ----       -------       ------        -----        -----
Balance, December 31, 1995                      3,084         $308       $21,522       $8,492         $158      $30,480
                                                =====         ====       =======       ======         ====      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements

NOTE 1 -- ORGANIZATION

     New  England   Community   Bancorp,   Inc.  (the  "Company"),   a  Delaware
Corporation, is a multi-bank holding company. It operates two wholly owned subsidiary banks chartered by the state of Connecticut. New England Bank & Trust Company is headquartered in Windsor, Connecticut and provides commercial and consumer banking services from its eight offices located in the towns of Canton, East Windsor, Ellington, Enfield, Somers, Suffield and Windsor (2), Connecticut. The Equity Bank, acquired in December 1995, provides commercial and consumer banking services from its office in Wethersfield, Connecticut.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and include its accounts and those of its subsidiaries, after elimination of significant inter-company balances and transactions.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Investment Securities, In General

     Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the effective interest method. Gains or losses on sales of investment securities are computed on a specific asset basis.

     As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Statement establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. SFAS No. 115 requires that the Company classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. In terms of how the Company accounts for and reports these securities, refer to the table below:

Security Classification         Accounting and Reporting Treatment
--------------------------------------------------------------------------------
Held-to-maturity                These  securities are measured at amortized cost
                                on the balance sheet.  Unrealized  holding gains
                                and losses are not  included in earnings or in a
                                separate  component of capital.  They are merely
                                disclosed   in  the   notes  to  the   financial
                                statements.

Available-for-sale              These  securities  are  carried at fair value on
                                the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Trading Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings. As the Company had no trading securities as of December 31, 1993 there was no impact to the Company's earnings upon the adoption of the Statement.

Loans

     Loans are stated at their principal amount outstanding and are net of unearned income on discounted loans. Interest on nondiscounted loans is recognized on the simple interest method based upon the principal amount outstanding except for those loans in a nonaccrual status. Loans are placed in a nonaccrual status when a loan is past due greater than ninety days or the payment of principal or interest is considered to be in doubt. Payments received on nonaccrual and impaired loans are first applied to the remaining principal balance and are next applied to interest income.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as adjustments of the related loan's yield. These amounts are being amortized over the contractual life of the related loans. Upon sale of loans in the secondary market, the related deferred fees or costs are recorded in income. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Allowance for Possible Loan Losses

     The allowance for possible losses on loans is established through charges against income and is maintained at a level considered adequate to provide for probable loan losses based on management's evaluation of known and inherent risks in the loan portfolio. When a loan or a portion of a loan is considered uncollectible, it is charged-off against the allowance. Recoveries of loans previously charged-off are credited to the allowance when received.

     Management's evaluation of the allowance is based on a continuing review of the loan portfolio which includes many factors, such as utilization of an individual loan rating system to assess trends in asset quality; identification and review of individual problem situations which may affect the borrower's ability to repay; review of overall portfolio quality through analytical review of current charge-offs, delinquency and nonperforming loan data; review of regulatory authority examinations and evaluation of loans; an assessment of current economic conditions; and changes in the size and character of the loan portfolio. These reviews are dependent upon estimates, appraisals and judgments which can change quickly because of changing economic conditions and management's perception as to how these factors affect the financial condition of debtors.

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118. The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, lease, convertible or non-convertible debentures and bonds and other debt securities.

     The financial statement impact of adopting the provisions of this Statement was not material.

Mortgages Held-For-Sale


Mortgages held-for-sale are carried at the lower of aggregate cost or fair value.

Other Real Estate Owned

     Other real estate owned consists of properties acquired through mortgage loan foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are the measure by which properties are reduced to fair market value less estimated selling costs upon reclassification as other real estate owned. Subsequent reductions in carrying value are charged to operating income.

     Beginning in 1995, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the following estimated useful lives: building, 30 years; furniture, fixtures and equipment, 3-10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the life of the lease.

Income Taxes

     The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The adoption of this method as of January 1, 1993 resulted in the recognition of an additional deferred income tax asset of $227,800 which has been reported in 1993 income as the cumulative effect of an accounting change. As a matter of practice, it is the Company's policy is to continually evaluate the realizability of any deferred tax assets resulting from the use of the asset and liability method.

Earnings Per Share

     Earnings per share have been computed based on the weighted average number of shares outstanding after giving retroactive effect to stock splits and stock dividends. Shares issuable upon the exercise of stock option grants have not been included in the per share computation because they would not have a material effect on earnings per share.

Cash Flows

     For the purpose of reporting cash flows, the Company has defined cash equivalents as those amounts included in cash and due from banks, interest bearing demand deposits and federal funds sold.

Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS No. 107) requires disclosure of estimated fair values of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to receive or deliver cash or another financial instrument. Fair value is defined as the amount at which a financial instrument can be exchanged in a current exchange between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

     The Company has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair value is based on estimates using the present value of expected future cash flows and certain other techniques. These techniques are based on certain assumptions which are subjective and judgmental in nature. Accordingly, the results may not be substantiated by comparison with independent market prices and, in some cases, cannot be realized in immediate settlement of the financial instrument. Furthermore, SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the fair values disclosed should not be interpreted as the aggregate current fair market value of the Company.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Financial Instrument            Methods and Assumptions
--------------------------------------------------------------------------------

Cash and  cash   equivalents    The  carrying  amounts reported in the balance
                                sheet for cash and due from banks and federal funds sold approximate fair value.


Investment securities           The fair value of investment securities are
                                based on prices obtained through brokers and independent pricing services.

Loans The fair value of loans was estimated for groups of similar loans based on the type of loan, interest rate characteristics and maturity. The fair value of performing commercial, commercial real estate, installment loans and residential mortgage loans was estimated by discounting expected future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccruing loans was estimated by determining expected future principal cash flows, adjusted for credit risk.

Deposits The fair value of demand deposits, savings, money market and NOW deposits and certificates of deposits having variable interest rates approximate their carrying value. The fair value of certificates of deposits with fixed maturities and interest rates was estimated by discounting expected future cash flows utilizing interest rates currently being offered on deposits with similar characteristics and maturities.

Short-term borrowings           The  carrying  amounts  reported  for short-term
                                borrowings approximate fair value.

NOTE 3 -- INVESTMENT SECURITIES

     There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity at December 31, 1995.

     Securities having an amortized cost basis of $5,020,000 and $2,694,000 at December 31, 1995 and 1994, respectively were pledged to secure treasury, tax and loan deposits and public deposits.

NOTE 4 -- INVESTMENTS IN SECURITIES HELD-TO-MATURITY

     Investments in securities held-to-maturity at December 31, 1995 are carried at amortized cost on the balance sheet and are summarized as follows:

(amounts in thousands)

                                                                        Gross             Gross
                                                Amortized Cost      Unrealized         Unrealized
                                                     Basis          Holding Gains     Holding Losses       Fair Value
                                      -------------------------------------------------------------------------------

Debt securities issued by...
 ...the U.S. Treasury and other U.S.
   government agencies                             $5,501               $ 71                $12            $5,560

 ...states of the United States and
   political subdivisions of the states             1,565                 65                  1             1,629
                                      -------------------------------------------------------------------------------

                                                   $7,066               $136                $13            $7,189
                                     ================================================================================

     Information about the contractual maturities of investments in debt securities classified as held-to-maturity at December 31, 1995 is summarized as follows:

(amounts in thousands)

                                            Amortized Cost
                                                 Basis           Fair Value
                                        --------------------------------------
Due within one year                                  $1,500             $1,503
Due after one year through five years                 4,622              4,691
Due after five years through ten years                  697                726
Due after ten years                                     247                269
                                        --------------------------------------
                                                     $7,066             $7,189
                                        ======================================

     Investments in securities held-to-maturity at December 31, 1994 are carried at amortized cost on the balance sheet and are summarized as follows:

(amounts in thousands)

                                                               Gross             Gross
                                        Amortized Cost      Unrealized         Unrealized
                                            Basis          Holding Gains     Holding Losses       Fair Value
                                      ---------------------------------------------------------------------------
Debt securities issued by...
 ...the U.S. Treasury and other U.S.
   government agencies                      $10,886                $                 $242           $10,644
 ...states of the United States and
   political subdivisions of the states         856                 28                                  884
                                      ---------------------------------------------------------------------------
                                            $11,742                $28               $242           $11,528
                                      ===========================================================================


NOTE 5 -- INVESTMENTS IN SECURITIES AVAILABLE-FOR-SALE

     Investments in available-for-sale securities at December 31, 1995 are carried at fair value on the balance sheet and are summarized as follows:

(amounts in thousands)

                                                                                 Gross            Gross
                                                            Amortized Cost     Unrealized       Unrealized
                                                                Basis        Holding Gains    Holding Losses     Fair Value
                                                           -------------------------------------------------------------------

Marketable equity securities                                   $15,115              $93               $7          $15,201
Debt securities issued by...
 ...the U.S. Treasury and other U.S. government
   agencies                                                     38,483              275              203           38,555
 ...states of the United States and political subdivisions
   of the states                                                   251                                                251
Corporate debt securities                                        9,688                8               28            9,668
Mortgage-backed securities                                      11,256              159               27           11,388
                                                           ------------------------------------------------------------------
                                                               $74,793             $535             $265          $75,063
                                                           ==================================================================

     Information about the contractual maturities of investments in debt securities classified as available-for-sale at December 31, 1995 is summarized as follows:


(amounts in thousands)                                                     Amortized Cost Basis           Fair Value
                                                                         --------------------------------------------
Debt securities other than mortgage-backed securities:
   Due within one year                                                              $11,540                   $11,534
   Due after one year through five years                                             32,435                    32,418
   Due after five years through ten years                                             4,447                     4,522
Mortgage-backed securities                                                           11,256                    11,388
                                                                         --------------------------------------------
                                                                                    $59,678                   $59,862
                                                                         ============================================

     During 1995, proceeds from sales of available-for-sale securities amounted to $4,535,000. Gross realized gains and gross realized losses on those sales amounted to $36,000 and $17,000, respectively. During 1994, proceeds from sales of available-for-sale securities amounted to $7,301,000. Gross realized gains and gross realized losses on those sales amounted to $63,000 and $63,000, respectively. During 1993, proceeds from sales of securities amounted to $3,578,000. Gross realized gains and gross realized losses on those sales amounted to $181,000 and $4,000, respectively.

     Investments in available-for-sale securities at December 31, 1994 are carried at fair value on the balance sheet and are summarized as follows:

(amounts in thousands)
                                                                                 Gross            Gross
                                                            Amortized Cost     Unrealized       Unrealized
                                                                Basis        Holding Gains    Holding Losses     Fair Value
                                                           -------------------------------------------------------------------
Marketable equity securities                                     $2,120              $18               $8           $2,130
Debt securities issued by the U.S. Treasury and other
   U.S. government agencies                                      22,977                1              998           21,980
Debt securities issued by foreign governments                         5                                                  5
   Corporate debt securities                                      3,361                                85            3,276
Mortgage-backed securities                                        9,045               12              383            8,674
                                                           -------------------------------------------------------------------
                                                                $37,508              $31           $1,474          $36,065
                                                           ===================================================================

NOTE 6 -- LOANS

(amounts in thousands)

Loans consisted of the following at December 31,                          1995              1994
                                                                  ----------------------------------

Commercial and financial; less unearned income of $266 and
   $70 in 1995 and 1994, respectively                                       $35,808          $27,033
Real estate construction                                                     12,942            1,883
Real estate mortgage; less unearned income of $365 and
   $268 in 1995 and 1994, respectively                                      165,904           91,245
Installment; less unearned income of $24 and
   $38 in 1995 and 1994, respectively                                         5,415           12,298
Other                                                                         2,166              165
                                                                  ----------------------------------
                                                                           $222,235         $132,624
                                                                  ==================================

     Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the State of Connecticut.

Nonaccrual Loans and Allowance for Possible Loan Losses

     At December 31, 1995 and 1994 nonaccrual loans totaled $4,725,000 and $2,975,000, respectively. Interest income related to nonaccrual loans not reflected in the accompanying financial statements amounted to approximately $120,000 in 1995, $194,000 in 1994 and approximately $193,000 in 1993.
Additionally, loans in excess of ninety days past their contractual due dates and still accruing interest at December 31, 1995 and 1994 amounted to approximately $273,000 and $16,000, respectively.

Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

(amounts in thousands)
                                              1995        1994        1993
                                              ----        ----        ----
Balance, beginning of year                  $2,564      $2,784      $3,197
Changes incident to merger, net              1,961
Provision charged to operations                700         530         764
Recoveries on loans previously charged-off     199         251          50
Loans charged-off                             (978)     (1,001)     (1,227)
                                             -----     -------     -------
Balance, end of year                        $4,446      $2,564      $2,784
                                            ======      ======      ======

Loans to Officers and Directors

     Loans to officers, directors, principal shareholders and their associates of the Company aggregated $6,971,000 at December 31, 1995 as compared to $3,337,000 at December 31, 1994. The following table summarizes the related party loan activity for the year ended December 31, 1995:

(amounts in thousands)
Balance, beginning of year             $3,337
Changes incident to merger              2,908
Additions                               3,361
Repayments/sales                        2,635
                                        -----
Balance, end of year                   $6,971
                                       ======

As of December 31, 1995, information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows:










(amounts in thousands)

                                                                           Recorded           Related
                                                                          Allowance        Investment
                                                                        In Impaired        for Credit
                                                                              Loans            Losses
                                                                              -----            ------
Loans for which there is a related allowance for credit losses               $2,267              $634
Loans for which there is no related allowance for credit losses                 869
                                                                                ---
     Totals                                                                  $3,136              $634
                                                                             ======              ====
Average recorded investment in impaired loans during the year
     ended December 31, 1995                                                 $  870
                                                                             ======
Related amount of interest income recognized during the time, in the year ended December 31, 1995, that the loans were impaired
     Total recognized                                                            $1
                                                                                 ==
     Amount recognized using a cash-basis method of accounting                   $0
                                                                                 ==

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment at December 31, comprised the following:

(amounts in thousands)

                                                        1995               1994
                                                        ----               ----
Land                                                  $1,035             $1,035
Premises                                               5,877              4,906
Furniture and equipment                                3,042              2,537
Leasehold improvements                                   646                302
                                                         ---                ---
                                                      10,600              8,780
Accumulated depreciation and amortization             (3,640)            (3,173)
                                                     -------            -------
                                                      $6,960             $5,607
                                                     =======            =======

     Provisions for depreciation and amortization on premises and equipment were $467,000, $397,000, and $372,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

Noncancelable Leases

     The Company and its subsidiaries occupy certain premises and are provided equipment under noncancelable leases that are accounted for as operating leases and that have expiration dates through 2011. These leases are renewable for either three or five-year terms at the Company's option. Certain of the leases contain escalation clauses for additional rentals based upon increases in local property taxes and inflationary measures. Rental expense under these leases aggregated $197,000 in 1995, $188,000 in 1994 and $224,000 in 1993 and is
recorded in occupancy expenses.

     The aggregate minimum rental commitments under all leases at December 31, 1995 are $2,399,000 as indicated below:

(amounts in thousands)

          In Year...                          ...the minimum commitment is...
          ----------                          -------------------------------
            1996;                                            $  326
            1997;                                               263
            1998;                                               270
            1999;                                               270
            2000;                                               243
            and subsequent years,                             1,027
                                                              -----
            Total                                            $2,399
                                                             ======

     The Equity Bank leases its premises from one of its directors. The lease expires in 2004, with two five year renewal options.

NOTE 8 -- DEPOSITS

     As of December 31, 1995 and 1994, outstanding certificates of deposit of $100,000 or more were $19,222,000 and $8,559,000, respectively. Interest expense incurred on such deposits was $1,076,000, $278,000 and $469,000 for the years ended December 31, 1995, 1994 and 1993, respectively. NOW accounts totaled $29,527,000 and $23,836,000 as of December 31, 1995 and 1994, respectively.
Interest expense incurred on NOW accounts was $266,000, $307,000 and $567,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9 -- SHAREHOLDERS' EQUITY

Common Stock

     The Company is authorized to issue 10,000,000 shares of common stock, $0.10 par value.

     In 1994 an offering of shares of common stock of the Company resulted in the sale of 778,260 shares. These shares were purchased at the fair market value which was determined at the time to be $8.00. The offering resulted in additional capital of $5,570,574 after deducting expenses associated with the offering.

     On November 30, 1995, the Company acquired The Equity Bank which resulted in the issuance of 1,003,617 shares of its common stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders).

Serial Preferred Stock

     The Company is authorized to issue 200,000 shares of serial preferred stock in one or more series and to fix the number of shares of each series and to determine the rights and privileges of the shares of each series. At December 31, 1995, no such shares have been issued.

Common Stock Options

     During 1993 the Board of Directors of the Company voted to grant stock options to two executive officers to purchase 34,000 shares of common stock at $5.00 per share expiring on September 1, 1996. The granting of these options was approved by shareholders on April 12, 1994. In January 1995, the Board of
Directors of the Company voted to grant stock options to three executive officers to purchase 30,000 shares of common stock at $7.75 per share after January 24, 1996 and prior to January 24, 1998. The granting of these options was approved by shareholders on May 16, 1995. The following table reflects this activity:
                                                  Number of Options
                                                  -----------------
                                         1995            1994            1993
                                       ------          ------          ------
Outstanding, beginning of year         34,000          34,000               0
Granted                                30,000                          34,000
                                       ------          ------          ------
Outstanding, end of year               64,000          34,000          34,000
                                       ======          ======          ======
Exercisable, end of year               34,000          34,000          34,000
                                       ======          ======          ======



                                                 Aggregate Option Price
                                                 ----------------------
                                         1995            1994            1993
                                     --------        --------        --------
Outstanding, beginning of year       $170,000        $170,000              $0
Granted                               232,500                         170,000
                                      -------                         -------
Outstanding, end of year             $402,500        $170,000        $170,000
                                     ========        ========        ========

NOTE 10 -- EMPLOYEE BENEFITS

     The Company and its subsidiaries maintain defined contribution plans for substantially all of its full-time employees. The contributions under the plans were $227,000, $86,000 and $131,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 11 -- INCOME TAXES

     As discussed in Note 2, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The components of income tax provision are as follows:

(amounts in thousands)
Years ended December 31,                   1995          1994          1993
--------------------------------------------------------------------------------
Current:
Federal                                    $706          $112          (170)
State                                       270            45             8
                                           ----          ----          ----
                                            976           157          (162)
                                           ----          ----          ----
Deferred:
Federal                                     145           387           206
State                                        50           157            12
                                           ----          ----            --
                                            195           544           218
                                           ----          ----          ----
Change in valuation allowance              (186)          (36)
                                           ----          ----          ----
        Total income tax provision         $985          $665          $ 56
                                           ====          ====          ====

     The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income:

(amounts in thousands)

Years ended December 31,                                           % of                    % of                    % of
                                                        1995     Income         1994     Income         1993     Income
-----------------------------------------------------------------------------------------------------------------------
Federal income tax at statutory rate                  $1,008      34.0%         $601      34.0%         $81      34.0%
Increase (decrease) in tax resulting from:
     Tax-exempt income                                   (19)      (.6)          (14)      (.8)         (21)     (8.7)
     Surtax exemption                                                                                   (11)     (4.9)
     Dividends received deduction                        (49)     (1.7)          (15)      (.8)         (22)     (9.3)
     Alternative minimum tax                                                     (12)      (.7)          12       5.0
     Unallowable expenses                                 21        .7             7        .4            4       1.9
  Change in valuation allowance                         (187)     (6.3)          (36)     (2.0)
State tax, net of federal tax benefit                    211       7.1           134       7.5           13       5.6
                                                      ------       ---          ----      -----         ---      ----
                                                      $  985      33.2%         $665      37.6%         $56      23.6%
                                                      ======      =====         ====      =====         ===      =====

     The major components of deferred income tax expense attributable to income are as follows:

(amounts in thousands)
Years ended December 31,                    1995           1994           1993
--------------------------------------------------------------------------------
Other real estate valuation                 $118           $131           $146
Contribution carryover                         5              3             (7)
Fair value of loans available for sale                      (14)            14
Accrued expenses                            (104)
Other temporary differences                    5             43
Alternative minimum tax credit                              (12)           (48)
Operating loss carryover-state                                4             (4)
Deferred loan fees                            35             37            (60)
Provision for loan losses                     97            380            174
Accelerated depreciation                       9             12              3
Accrued interest nonperforming loans          30            (40)
                                            ----           ----           ----
                                            $195           $544           $218
                                            ====           ====           ====

     At December 31, the Company had gross deferred tax assets and gross deferred tax liabilities as follows:

(amounts in thousands)

                                                                 1995      1994
--------------------------------------------------------------------------------
Deferred tax assets:
   Accrued interest nonperforming loans                         $  118     $80
   Accrued expenses                                                103
   Allowance for loan losses                                       876     475
   Loan origination fees                                           242     219
   Depreciation                                                     95      98
   Contribution carryover                                                   33
   Other real estate owned valuation                               192     115
   Net unrealized holding loss on available-for-sale securities            600
                                                                ------  ------
     Gross deferred tax asset                                    1,626   1,620
Valuation allowance                                               (684)   (871)
                                                                ------  ------
                                                                   942     749
Deferred tax liabilities:                                       ------  ------
  Other adjustments                                                (22)     (4)
  Net unrealized holding gain on available-for-sale securities    (112)
                                                                ------  ------
     Gross deferred tax liability                                 (134)     (4)
                                                                ------  ------
  Net deferred tax asset                                        $  808  $  745
                                                                ======  ======

     At December 31, 1995, the Company had no operating loss carryovers for tax purposes.

     The deferred tax assets, liabilities and valuation allowance at December 31, 1994 have been adjusted to reflect the results of an examination of the Company's federal income tax returns of prior years by the Internal Revenue Service.

     The net deferred tax asset at December 31, 1995 includes approximately $783,000 from the merger with The Equity Bank as of November 30, 1995.

NOTE 12 -- CONDENSED  FINANCIAL  INFORMATION OF NEW ENGLAND  COMMUNITY  BANCORP,
INC.

     The condensed balance sheets of New England Community Bancorp, Inc. (parent company only) as of December 31, 1995 and 1994 and statements of income and cash flows for each of the three years in the period ended December 31, 1995 follow:

(amounts in thousands)                                                                  1995              1994
                                                                                        ----              ----
Balance Sheets
Assets:
     Investment in bank subsidiaries, at equity in net assets                        $25,510           $12,959
     Investments                                                                       4,919             5,500
     Cash                                                                                 58               122
     Other assets                                                                      1,010
                                                                                     -------           -------
                                                                                     $31,497           $18,581
                                                                                     =======           =======

Other liabilities                                                                     $1,017              $108
Shareholders' equity                                                                  30,480            18,473
                                                                                     -------           -------
                                                                                     $31,497           $18,581
                                                                                     =======           =======

Statements of Income
                                                                       1995             1994            1993
                                                                       ----             ----            ----
Equity in undistributed net income of bank subsidiaries              $2,027           $1,097            $409
Interest income                                                         293               16
Income tax benefit (expense)                                             33               (4)
Other expense                                                          (373)              (6)
                                                                     ------           ------            ----
Net income                                                           $1,980           $1,103            $409
                                                                     ======           ======            ====
Statements of Cash Flows
Operating activities:
Net income                                                           $1,980           $1,103            $409
Adjustments to reconcile net income
   to net cash provided by (used for) operating activities:
     Equity in undistributed net income of bank subsidiaries         (2,027)          (1,097)           (409)
     Net change in other liabilities                                    355
     Net change in other assets                                        (450)
     (Decrease) increase in taxes payable                              (101)               4
                                                                     ------           ------            ----
     Net cash provided by (used for) operating activities              (243)              10
                                                                     ------           ------            ----

Investing activities:
     Purchases of investment securities                                (235)          (5,500)
     Sales of investment securities                                     850
                                                                     ------           ------            ----
     Net cash provided by (used for) investing activities               615           (5,500)
                                                                     ------           ------            ----

Financing activities:
     Net proceeds from issuance of common stock                                        5,571
     Dividends paid                                                    (415)
     Cash paid in lieu of fractional shares in the merger of
        The Equity Bank                                                  (3)
     Costs of registering and issuing shares for the merger
        of The Equity Bank                                              (18)
                                                                     ------           ------            ----
     Net cash provided by (used for) financing activities              (436)           5,571
                                                                     ------           ------            ----
Increase (decrease) in cash                                             (64)              81
Cash, beginning of year                                                 122               41              41
                                                                     ------           ------            ----
Cash, end of year                                                    $   58           $  122            $ 41
                                                                     ======           ======            ====

NOTE 13 -- FINANCIAL INSTRUMENTS

     The Company is party to financial instruments with off-balance-sheet risk to satisfy the financing needs of its borrowers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. The Company does not anticipate any material losses as a result of these transactions.

     Commitments to extend credit are agreements to lend to a borrower as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each borrower's creditworthiness on a case-by-case basis using the same credit policies as for on-balance-sheet financial instruments. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the counterpart. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing property.

     Standby letters of credit and financial guarantees are conditional commitments issued by the Company's subsidiaries to guarantee the performance of a borrower to a third party. The evaluations of creditworthiness, consideration of need for collateral and credit risk involved in issuing letters of credit are essentially the same as that involved in extending loans to borrowers.

     Of the total standby letters of credit outstanding at December 31, 1995, $361,000 are secured by deposit accounts held with the Company's subsidiaries.

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows at December 31:


                                                                      1995                             1994
                                                                      ----                             ----
(amounts in thousands)                                    Carrying              Fair         Carrying              Fair
                                                           Amount               Value         Amount              Value
                                                           ------               -----         ------              -----
Financial assets:
     Cash and cash equivalents                             $23,625           $23,625          $27,716           $27,716
     Securities available-for-sale                          75,063            75,063           36,065            36,065
     Securities held-to-maturity                             7,066             7,189           11,742            11,528
     Federal Home Loan Bank stock                            1,176             1,176              810               810
     Loans                                                 217,789           218,516          130,060           129,037
     Accrued interest receivable                             2,538             2,538            1,502             1,502
     Interest-bearing time deposits with other banks         3,000             3,000               99                99
     Mortgages held-for-sale                                   788               788                -                 -



Financial liabilities:

     Deposits                                              307,161           308,164          196,872           197,075
     Short-term borrowings                                     540               540              800               800

     The carrying amounts of financial instruments in the above table are included in the consolidated balance sheets under the individual captions.

Off-balance-sheet liabilities:

                                                           1995           1994
                                                           ----           ----
                                                       Notional       Notional
                                                         Amount         Amount
                                                         ------         ------
Commitments to extend credit                            $44,753        $20,511
Standby letters of credit and financial guaranties        1,715            754

     There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans. The fair value of letters of credit approximates the notional value.


NOTE 14 -- MERGER

     On November 30, 1995, the Company merged with The Equity Bank by issuing 1,003,617 shares of the Company's common stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of The Equity Bank. The value of the Company's shares of common stock issued to effect the merger and the direct costs of the merger was $9,507,000.

     The merger has been accounted for as a purchase, and the results of operations for The Equity Bank since the date of the merger are included in the consolidated financial statements. Goodwill reflected by purchase accounting amounted to $402,000 and is being amortized over fourteen (14) years. The estimated amount due to dissenting shareholders of The Equity Bank is $1,221,216 and is reflected in other liabilities in the consolidated balance sheet of the Company as of December 31, 1995. The dissenting shareholders have exercised their rights to submit the value of their shares to arbitration. The arbitration award could result in a different liability.

     The following summary, prepared on an unaudited pro forma basis, combines the consolidated results of operations as if The Equity Bank had been merged as of the beginning of the periods presented and includes purchase accounting adjustments (amounts in thousands).

                                                           1995          1994
                                                           ----          ----
Net interest income after provision for loan losses      $14,612      $12,877
Noninterest income                                         1,990        2,002
                                                           -----        -----
     Total                                                16,602       14,879
Noninterest expense                                       11,682       11,346
                                                          ------       ------
Income before income taxes                                 4,920        3,533
Income taxes                                               1,829        1,441
                                                           -----        -----
Net Income                                                $3,091       $2,092
                                                          ======       ======

     The pro forma results are not necessarily indicative of what actually would have occurred if the merger had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 15 -- REGULATORY MATTERS

Agreement with Regulators

     In July 1992, the Federal Deposit Insurance Corporation ("FDIC") conducted a routine periodic examination of the New England Bank. To address certain concerns of the FDIC resulting from the examination, on February 22, 1993 the Bank agreed to consent to the FDIC's issuing to the Bank an order to cease and desist (the "Order") which became effective on March 4, 1993. Management took swift action to comply with all provisions of the Order--which was subsequently removed by the FDIC on April 14, 1994.

Restrictions on Dividends

     The Company's principal assets are its investments in its bank subsidiaries. As such, the Company's ability to pay dividends to its shareholders is largely dependent on the ability of the Banks to pay dividends to the Company. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Banks' operating results and financial conditions. The Stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefore. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations and other factors. The Federal Deposit Insurance Corporation regulations require banks to maintain certain capital ratios as noted below which may otherwise restrict the ability of the Banks to pay dividends to the Company.

Minimum Capital Requirements

     Bank regulators have established Risk-Based and Leverage Capital requirements that establish the minimum level of capital. Under the requirements, a minimum level of capital will vary among banks based on safety and soundness of operations. Along with the regulatory minimums, the table below reflects actual Risk-Based and Leverage Capital ratios for the Company and its subsidiaries at December 31, 1995:


                  Minimum Level   The Equity    New England          New England
                                        Bank           Bank    Community Bancorp
--------------------------------------------------------------------------------
Leverage               4%            8.22%         7.34%            11.89%
Tier 1 Risk-Based      4%           10.13%        10.42%            12.25%
Total Risk-Based       8%           11.38%        11.67%            13.49%

     Under Federal Reserve regulation, the Company's subsidiaries are limited as to the amount they may lend or advance to the Company, unless such loans and advances are collateralized by specific obligations. No advances were made to the Company by either subsidiary at December 31, 1995 or 1994.

NOTE 16 --  BUSINESS COMBINATION AGREEMENT

     In an agreement dated December 19, 1995, the Company and Manchester State Bank agreed to consummate a business combination transaction in which Manchester State Bank will merge with and into New England Bank & Trust Company. The agreement is subject to the approval of regulators and the shareholders of Manchester State Bank.

NOTE 17 --  RECLASSIFICATION

     Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years, NECB has had no changes in or disagreements with its independent accountants on accounting and financial disclosure matters.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               MANAGEMENT OF NECB

                        DIRECTORS AND EXECUTIVE OFFICERS
                                     OF NECB

     The following table sets forth the name and age of each Director and Executive Officer, his/her principal occupation for the last five years and the year in which he/she was first elected as a Director or appointed an Executive Officer of NECB, NEBT or EQBK.


                                   Positions                   Director or
                                   and Principal               Executive Officer
                           Age     Occupation (1)              Of NECB Since:
                           ---     --------------              --------------

Tadeus J. Buczkowski       (69)    Loss Control                       1986
                                   Director (Retired)
                                   Hartford Insurance
                                   Group

John C. Carmon             (48)    President, Carmon                  1985
                                   Funeral Homes, Inc.

John A. Coccomo, Sr.       (69)    Secretary of NECB;                 1985
                                   Manager John A.
                                   Coccomo Associates, LLC
                                   (Real Estate,
                                   Construction and
                                   Land Development)

George A. Colli, Jr.       (67)    Assistant Secretary                1986
                                   of NECB;
                                   President, Colli-
                                   Wagner (Real Estate)

                                   Positions                   Director or
                                   and Principal               Executive Officer
                           Age     Occupation (1)              Of NECB Since:
                           ---     --------------              --------------

Gary J. DeNino             (41)    President of IMSCO,                1995
                                   Inc., a domestic market
                                   representative of
                                   international products
                                   since 1982

Frank A. Falvo             (53)    Executive Vice                     1995
                                   President of NECB
                                   since December, 1995
                                   and President and Chief
                                   Executive Officer of
                                   EQBK since
                                   its formation

Dominic J. Ferraina        (63)    Chairman of the                    1986
                                   Boards of NECB and
                                   NEBT; Attorney

Donat A. Fournier          (47)    Vice President,                    1993
                                   Senior Lending
                                   Officer of NECB;
                                   Executive Vice
                                   President of NEBT(2)

Charles D. Gersten         (72)    Attorney and founding              1995
                                   partner of Gersten &
                                   Clifford

John R. Harvey             (48)    Certified Public                   1995
                                   Accountant and
                                   Partner in Harvey
                                   & Horowitz, P.C.

Anson C. Hall              (58)    Vice President,                    1993
                                   Chief Financial
                                   Officer and
                                   Treasurer of NECB and
                                   Senior Vice President
                                   of NEBT(3)

                                   Positions                   Director or
                                   and Principal               Executive Officer
                           Age     Occupation (1)              Of NECB Since:
                           ---     --------------              --------------
David A. Lentini           (49)    President and                      1993
                                   Chief Executive
                                   Officer of NECB
                                   and NEBT(4)

Angelina J. McGillivray    (45)    President,                         1993
                                   Coccomo Associates
                                   Realtors, Inc.

Edward J. Szewczyk         (66)    President,                         1985
                                   Southwood
                                   Pharmacy, Inc.

1. All the Directors and Executive Officers have been engaged in their respective occupations for more than five years unless otherwise indicated.

2. In June, 1993, the Board of Directors appointed Mr. Donat A. Fournier to serve as Executive Vice President and Chief Lending Officer of NEBT. NEBT entered into an employment agreement with Mr. Fournier in August of 1994, for a period of two years. Prior to his appointment by the Board of Directors, Mr. Fournier served as Chief Operations Officer, Senior Executive Vice President and Corporate Secretary of Eastland Financial
     Corporation in Woonsocket, Rhode Island. Mr. Fournier does not serve as a director of NECB.

3. In June, 1993, the Board of Directors appointed Mr. Anson C. Hall to serve as Treasurer of NECB and as Senior Vice President and Chief Financial Officer of NEBT. NEBT entered into an employment agreement with Mr. Hall in August of 1994, for a period of two years. Between August 1992 and June 1993, Mr. Hall owned and operated a business, Bestway Management, a management consulting firm serving small banks and businesses. Prior to that time, Mr. Hall served as Senior Vice President, Treasurer and Controller of Fleet Bank, N.A., Hartford, Connecticut until 1992. Mr. Hall does not serve as a director of NECB.

4. Mr. Lentini was appointed to serve as President and Chief Executive Officer of NEBT and NECB in May, 1993. NEBT entered into an employment agreement with Mr. Lentini in August of 1994, for a term of two years. Prior to joining NEBT and NECB, Mr. Lentini served as President and Chief Executive Officer of the Connecticut Bank of Commerce, Woodbridge, Connecticut from September, 1992 through May, 1993. Mr. Lentini was employed by the Bank of South Windsor as President and Chief Executive Officer from December, 1987 until September, 1992.

COMPLIANCE WITH FILINGS PURSUANT TO SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires NECB's Directors, Executive Officers, and persons who own more than 10% of NECB's Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the NASDAQ National Market System reports of ownership and changes in ownership of Common Stock of NECB. Executive Officers, Directors and greater than 10% shareholders are required by regulations of the SEC to furnish NECB with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to NECB or written representations that no other reports were required, NECB believes that, during the 1995 fiscal year, all filing requirements applicable to its Executive Officers, Directors and greater than 10% beneficial owners were complied with except that Mr. Colli filed one late report disclosing one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain information regarding the compensation paid to the Executive Officers (the "Executive Officers") of NECB for services rendered in capacities to NECB and NEBT during the fiscal years ended December 31, 1995, 1994 and 1993. All compensation, was paid by NEBT. No other current executive officer of NECB received cash compensation in excess of $100,000.


                                                     SUMMARY COMPEMNSATION TABLE
                                                       Long Term Compensation
------------------------------------------------------------------------------------------------------------------------
                     Annual Compensation                        Awards                  Payouts

                                                                Restricted
                                                 Other Annual   Stock       Options/
Name and Principal                               Compensation   Award(s)    SARs         LTIP            All Other
    Position         Year   Salary($)    Bonus($)     ($)          ($)        (#)        Payouts($)      Compensation($)
------------------------------------------------------------------------------------------------------------------------

David A. Lentini     1995  $140,000(1)   $13,500                           15,000                        $22,837(2)
President, Chief     1994   135,000(1)                                     20,000                         17,647(4)
Executive Officer    1993    83,082(3)                                                                     6,055(5)
of NECB;
President, Chief
Executive Officer
of NEBT

Donat A. Fournier    1995  $ 95,000(6)   $10,500                           10,000                        $17,138(7)
Vice President,      1994    93,484(6)                                     14,000                          8,062
Senior Lending       1993    58,876(8)                                                                       357
Officer of NECB;
Executive Vice President
of NEBT

Frank A. Falvo       1995  $125,000(9)   $12,325
Executive Vice
President of
NECB; President
and Chief Executive
Officer of EQBK

Barry R. Loucks      1993  $209,990(10)                                                                  $12,085(11)
Former Chairman,
President, Chief
Executive Officer
of NECB;
Former Chairman
and Chief Executive
Officer of
NEBT

Raymond G. Halsted   1993  $105,721(12)                                                                  $12,603(13)
Former Senior Vice
President of
NECB; Former
President of NEBT


--------------------------------------------------------------------------------

1. NEBT entered into an employment agreement with Mr. Lentini in August of 1994 for a term of two (2) years with automatic renewal provisions. See "Employment Agreements."
2. NEBT provides Mr. Lentini with the use of an automobile and the typical costs associated therewith. The total dollar value of this benefit amounted to $2,116 in 1995. Pursuant to his Employment Agreement, NEBT paid $6,100 which is the dollar value of disability insurance premiums paid for the benefit of Mr. Lentini. Additionally, NEBT contributed $9,000 to NEBT's Defined Contribution Pension Plan for the benefit of Mr. Lentini.
3.   Mr. Lentini joined NEBT in May, 1993.
4. NEBT provided Mr. Lentini with the use of an automobile and the typical costs associated therewith. The total dollar value of this benefit amounted to $2,116 in 1994. Pursuant to his employment agreement, NEBT paid $5,959 which is the dollar value of disability insurance premiums paid for the benefit of Mr. Lentini. NEBT paid $870 which is the dollar value of group life insurance and $423 which is the dollar value of insurance premiums paid by NEBT with respect to term life insurance for the benefit of Mr. Lentini. Additionally, NEBT contributed $8,279 to NEBT's Defined Contribution Pension Plan for the benefit of Mr. Lentini.
5. NEBT provided Mr. Lentini with the use of an automobile and the typical costs associated therewith. The total dollar value of this benefit amounted to $1,261 in 1993. Pursuant to his Employment Agreement, NEBT paid $4,362 to Mr. Lentini which represented the amount which NEBT would have contributed to its Defined Contribution Pension Plan if he was eligible to participate therein. Additionally, the aggregate amount set forth in the above table includes $432, which is the dollar value of insurance premiums paid by NEBT with respect to term life insurance for the benefit of Mr. Lentini.
6. NEBT entered into an Employment Agreement with Mr. Fournier in August of 1994 for a term of two (2) years with automatic renewal provisions. See "Employment Agreements."
7. NEBT provides Mr. Fournier with the use of an automobile and the typical costs associated therewith. The total dollar value of this benefit amounted to $5,987 in 1995. Additionally, NEBT contributed $6,728 to NEBT's Defined Contribution Pension Plan for the benefit of Mr. Fournier.
8.   Mr. Fournier joined NEBT in May, 1993.
9.   EQBK entered into an employment  agreement with Mr. Falvo for a term of two
     (2) years. See "Employment Agreements."
10. In March 1993, Mr. Loucks resigned from his senior management positions with NECB and NEBT. He entered into a severance agreement. Under the agreement with Mr. Loucks, Mr. Loucks received a severance payment of $139,000 which sum approximated his 1992 compensation. Mr. Loucks received health, life and disability benefits under NEBT's benefit plans for one year following his resignation.
11. Pursuant to the Severance Agreement between Mr. Loucks, respectively, Mr. Loucks received the automobile which he utilized while employed by NECB and NEBT. The total dollar value of this benefit was $11,338. Additionally, the aggregate amount set forth in the above table includes $747, which is the dollar value of insurance premiums paid by NEBT with respect to term life insurance for the benefit of Mr. Loucks.
12. In March 1993, Mr. Halsted resigned from his senior management position with NECB and NEBT. He entered into a severance agreement. Under the agreement, Mr. Halsted received a severance payment of $66,000. Mr. Halsted received health, life and disability benefits under NEBT's benefit plans for 32 weeks following his resignation.
13. Pursuant to the Severance Agreement, Mr. Halsted received the automobile which he utilized while employed by NECB and NEBT. The total dollar value of the benefit was $11,933. The aggregate amount set forth in the above table includes $670, the dollar value of insurance premiums paid by NEBT with respect to term life insurance for the benefit of Mr. Halsted.

PENSION PLAN

     A defined contribution pension plan covering all eligible employees of NECB's subsidiary, NEBT, calls for an annual contribution of 6% of an employee's annual compensation. Full-time employees of NEBT who are 21 years of age and have completed six months of continuous service are eligible to participate in the defined contribution pension plan. Employee's interest in the contributions under the defined contribution pension plan vest on a schedule of three to seven years with three years being 20% vested and seven years being 100% vested. The total contributions made during 1995 amounted to $227,000.

     Effective January 1, 1991, EQBK adopted a 401 K plan (the "Plan") for employees of EQBK. The Plan is intended to comply with the requirements of
Section 401(k) of the Internal Revenue Code and in all material respects with the Employee Retirement Income Securities Act of 1974 (ERISA).

     Employees become eligible to participate in the Plan after one year of employment. Employees may elect to contribute up to 20% of their monthly earnings to the Plan. EQBK will contribute to each employee's account 50% of the amount of the employee's elective contribution up to a maximum of 6% of such employee's earnings. EQBK has the option at the end of the Plan year (December
31) to make additional contributions to each employee's account of up to a maximum of the amount of the employee's aggregate elective contribution. The total contributions made during 1995 amounted to $20,900.

     Participating employees become fully vested in EQBK's matching contribution after completing six years of service. All contributions by employees are fully vested when made. All amounts contributed are invested in a Flexible Investment Annuity contract with Principal Mutual Life Insurance Company.

INSURANCE

     In addition to the cash compensation paid to the Executive Officers of NECB, NEBT and EQBK the Executive Officers receive group life, health, hospitalization and medical reimbursement insurance coverage. However, these plans do not discriminate in scope, terms, or operation, in favor of officers or Directors of NECB, NEBT and EQBK and are available generally to all full-time employees.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     With the exception of the individuals set forth in the table below, no other executive officer of NECB was granted options to purchase shares of common stock in 1995. All shares purchased upon the exercise of any option must be paid in full at the time of purchase.

                                                         Individual Grants
                    Number of      Percent of
                    Securities     Total Options/                 Fair Market
                    Underlying     SARs Granted     Exercise of   Value on
                    Option/SARs    to Employees     Base Price    date of     Date of     Date of    Expiration
Name(1)             Granted (#)    In Fiscal Year     (S/sh)      Grant       Grant(2)    Exercise   Date
-------------------------------------------------------------------------------------------------------------------------

David Lentini       15,000            50.0%           $7.75        $ 7.50     1/24/95     1/24/96    1/24/98
President and
Chief Executive
Officer, NECB
and NEBT

Donat A. Fournier   10,000            33.3%           $7.75        $ 7.50     1/24/95     1/24/96    1/24/98
Executive Vice
President, Chief
Lending Officer,
NEBT

Anson C. Hall        5,000            16.6%            $7.75       $ 7.50     1/24/95     1/24/96   1/24/98
Senior Vice
President and Chief
Financial Officer
of NEBT and
Treasurer of NECB

Executive Group                      100.0%

----------

1. Table does not include references to grant of stock options by the Board of Directors to Messrs. Lentini, Fournier, Hall, Falvo and Veilleux because such options were granted January 31, 1996 subject to shareholder approval of the 1996 Incentive Non-Qualified Compensatory Stock Option Plan at the May 21, 1996 Annual Meeting of Shareholders of NECB. At that meeting, shareholders will vote on a proposal to approve the Board's grant of options to purchase 40,000 shares of NECB Common Stock to David A. Lentini, 30,000 shares of NECB Common Stock to Donat A. Fournier, 30,000 shares of NECB Common Stock to Anson C. Hall, 30,000 shares of NECB Common Stock to Frank A. Falvo and 10,000 shares of NECB Common Stock to Leo Veilleux. The stock options are exercisable in five (5) equal annual installments commencing in 1997, at the price of $10.25 per share.
2. The grant of options by the Board of Directors was subject to and received shareholder approval.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by Executive Officers of NECB and NEBT:

                                                          Number of       Value of Unexercised
                                                          Unexercised       In-the-Money
                     Shares Acquired    Value Realized    Options/SARs      Options/SARS
  Name               On Exercise(#)        ($)            At Fy-end(#)      At Fy-end($)
----------------------------------------------------------------------------------------------
David A. Lentini          -0-               -0-             20,000(1)         $105,000
                          -0-               -0-             15,000(2)           37,500

Donat A. Fournier         -0-               -0-             14,000(1)         $ 73,500
                          -0-               -0-             10,000(2)           25,000

Anson C. Hall             -0-               -0-              5,000(2)         $ 12,500

----------
1. As of December 31, 1995, the market value of the NECB Common Stock was approximately $10.25 per share. As the option exercise price for the options previously granted to Messrs. Lentini and Fournier in 1993, equals $5.00 which amount is less than $10.25 per share at December 31, 1995, the options were "In-the-Money" on December 31, 1995. Options are "In-the-Money" if the fair market value of the underlying securities exceeds the exercise price of the Option.
2. The option exercise price for the options granted to Messrs. Lentini, Fournier and Hall in 1995 equals $7.75, which amount is less than $10.25 per share at December 31, 1995. Accordingly, the options were "In-the Money" on December 31, 1995.

DIRECTORS' FEES

     During 1995, Directors received $100 for each NECB Board Meeting attended and $75 for each NECB Committee meeting attended. Officers who are also Directors received no additional compensation for their services as Directors.

EMPLOYMENT AGREEMENTS

     NEBT entered into employment agreements with Messrs. Lentini, Fournier and Hall in August, 1994. A description of the terms and conditions of the employment agreements with those executive officers whose cash compensation exceeds $100,000 are set forth below:

     Mr. David A. Lentini's Employment Agreement provides for his employment as President and Chief Executive Officer until July 30, 1997, unless the employment agreement is extended by mutual agreement. In connection with his employment, NEBT paid to Mr. Lentini an annual salary of $140,000 per year through December 31, 1995. Additionally, NEBT provides Mr. Lentini with the use of an automobile.

     Pursuant to the employment agreement, Mr. Lentini is able to participate in NEBT's standard health, accidental death. Additionally, NEBT has provided Mr. Lentini with life insurance coverage on his life in an amount which is no less than four times his annual base salary.

     The employment agreement also provides that the Board of Directors of NEBT may pay an incentive bonus to Mr. Lentini at their own option, and the amount of such bonus is discretionary and will be determined by the Board of Directors. The Board of Directors has indicated that it will consider noteworthy contributions to the success of NECB and success in achieving or exceeding net income objectives which the Board may from time to time establish or which may be set forth in financial plans adopted by the Board of Directors.

     Mr. Donat A. Fournier's Agreement provides for his employment by NEBT as its Executive Vice President and Chief Lending Officer until July 30, 1997, unless the employment agreement is extended by mutual agreement. In connection with his employment, NEBT paid to Mr. Fournier an annual salary of $95,000 per year through December 31, 1995. Additionally, NEBT has agreed to supply Mr. Fournier with the use of an automobile.

     Pursuant to the employment agreement, Mr. Fournier is able to participate in NEBT's standard health, accidental death.

     The employment agreement also provides that the Board of Directors of NEBT may pay an incentive bonus to Mr. Fournier at their own option, and the amount of such bonus is discretionary and will be determined by the Board of Directors. The Board of Directors has indicated that it will consider noteworthy contributions to the success of NECB and success in achieving or exceeding net income objectives which the Board may from time to time establish or which may be set forth in financial plans adopted by the Board of Directors.

     On September 1, 1989, Frank A. Falvo, President and Chief Executive Officer of EQBK, signed an employment agreement approved by the Board of Directors which became effective on March 15, 1990.

     The employment agreement was written for a two (2) year term and automatically renews each year unless written notice is given by either party. If notice is given, then the agreement will terminate one (1) year later on the anniversary of the commencement date next following the commencement date anniversary with respect to which such notice was given. If Mr. Falvo dies during the employment period, his estate receives all arrearage of salary and expenses, six months' salary, and a pro rata share of any other accrued benefits. If Mr. Falvo is terminated for cause, as defined in the employment agreement, he will receive only his salary and other amounts which have been earned but are unpaid on the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table includes certain information as of March 15, 1996 regarding the principal shareholders ("Principal Shareholders") of NECB. With the exception of the Principal Shareholders listed below, NECB is not aware of any beneficial owner of five percent (5%) or more of NECB's Common Stock.

Name and                    Amount of
Address of                  Shares Beneficially        Percentage
Beneficial Owners           Owned (1)                  Of Class
-----------------           ---------                  --------

John A. Coccomo, Sr.        184,082 (2)                  6.0%
130 West Street
Windsor, CT 06095

John Hancock Advisers,      165,000 (3)                  5.3%
Inc.
101 Huntington Avenue
Boston, MA  02119

Angelina J. McGillivray     173,102 (4)                  5.6%
195 Ethan Drive
Windsor, CT 06095
---------
1. Percentages are based upon the 3,084,309 shares of NECB Common Stock outstanding on March 15, 1996. The definition of a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
2. Includes 42,012 shares (1.36%) owned by the John A. Coccomo, Sr., Foundation for the Blind, Inc., a charitable trust of which Mr. Coccomo is a trustee, ownership of which shares has been disclaimed by Mr. Coccomo.
3. Based on filings made pursuant to the Securities Exchange Act of 1934, which indicate that John Hancock Advisers, Inc. has direct beneficial ownership of 165,000 shares of Common Stock. Through their parent-subsidiary relationship to John Hancock Advisers, Inc., John Hancock Mutual Life Insurance Company, John Hancock Subsidiaries, Inc. and the Berkeley Financial Group have indirect ownership of the same shares. The shares are held by the John Hancock Bank & Thrift Opportunity Fund, a closed-end diversified management company registered under ss.8 of the Investment Company Act. John Hancock Advisers has the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 165,000 shares of the Common Stock under an advisory agreement with the John Hancock Bank & Thrift Opportunity Fund, dated July 24, 1994.
4. Includes 42,012 shares (1.36%) owned by the John A. Coccomo, Sr., Foundation for the Blind, Inc., a charitable trust of which Mrs. McGillivray is a trustee, ownership of which shares has been disclaimed by Mrs. McGillivray.

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table includes certain information as of March 15, 1996 regarding the Directors and Executive Officers of NECB.

                                             Shares of Common Stock
                                             Beneficially Owned as
                                             Of March 15, 1996 (1)
                                             ---------------------
Name
----
Tadeus J. Buczkowski......................    17,788   (0.6%) (2)
John C. Carmon............................    18,240   (0.6%) (2)
John A. Coccomo, Sr.......................   184,082   (6.0%) (3)(8)
George A. Colli, Jr.......................    58,025   (1.9%) (4)
Gary J. DeNino............................    38,712   (1.3%) (2)
Frank Falvo...............................    13,034   (0.4%)
Dominic J. Ferraina.......................    17,500   (0.6%) (2)(5)
Donat A. Fournier.........................    28,656   (0.9%) (5)(6)
Charles D. Gersten........................   100,525   (3.3%) (2)
Anson C. Hall.............................     6,486   (0.2%) (2)(9)
John R. Harvey............................    13,786   (0.4%) (2)
David A. Lentini..........................    43,100   (1.4%) (2)(5)(7)
Angelina J. McGillivray...................   173,102   (5.6%) (8)
Edward J. Szewczyk........................    12,242   (0.4%) (2)
                                             -------
All Directors and Executive Officers
  as a Group (14 persons) ................   688,549  (22.3%) (10)
                                             =======

----------

1. Percentages are based upon the 3,084,309 shares of NECB Common Stock outstanding on March 15, 1996. The definition of beneficial owner includes any person who, directly or indirectly, through any contract or agreement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.
2. Includes shares owned by, or as to which voting power is shared with, spouse, children or controlled business.
3. Includes 42,012 shares of NECB Common Stock (1.36%) owned by the John A. Coccomo, Sr., Foundation for the Blind, Inc., a charitable trust of which Mr. Coccomo is a Trustee, ownership of which shares has been disclaimed by Mr. Coccomo.
4. Does not include 35,280 shares of NECB Common Stock (1.14%) owned by Mr. Colli's family members, ownership of which shares Mr. Colli has disclaimed.
5. Includes 2,500 shares of NECB Common Stock (0.8%) in the NEBT defined contribution pension plan over which Messrs. Lentini, Ferraina and Fournier share voting power as Trustees. Such shares have been included in the beneficial ownerships of each respective director, and in the total beneficial ownership of Directors and Executive Officers as a group.
6. Includes options to purchase 14,000 shares of NECB Common Stock at $5.00 per share and options to purchase 10,000 shares of NECB Common Stock at $7.75 per share exercisable within 60 days.
7. Includes options to purchase 20,000 shares of NECB Common Stock at $5.00 per share and options to purchase 15,000 shares of NECB Common Stock at $7.75 per share exercisable within 60 days.
8. Includes 42,012 shares of NECB Common Stock (1.36%) owned by the John A. Coccomo, Sr., Foundation for the Blind, Inc., a charitable trust of which Mrs. McGillivray is a Trustee, ownership of which shares has been disclaimed by Mrs. McGillivray. Such shares have been included in total beneficial ownership of Directors and Executive Officers as a group and in the beneficial ownership of Director Coccomo, who also disclaims such beneficial ownership.
9. Includes options to purchase 5,000 shares of NECB Common Stock at $7.75 per share exercisable within 60 days.
10. Includes all outstanding shares of NECB Common Stock and options owned or controlled by Directors as of the Record Date. The shares owned by the John
     A. Coccomo, Sr. Foundation for the Blind, Inc. and by the NEBT defined contribution pension plan have been counted only once in determining the total shares beneficially owned by all Directors of NECB as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED MATTERS

     Some of the directors and executive officers of NECB, NEBT and EQBK and companies or organizations with which they are associated, have had, and may have in the future, banking transactions with NEBT and EQBK in the ordinary course of NEBT's and EQBK's business. All such loans are currently performing in accordance with their terms. Total loans to directors and executive officers of NECB, NEBT and EQBK and associates of such executive officers and directors outstanding during the past three years were as follows:

 Date                    Total Indebtedness Outstanding
 ----                    ------------------------------

December 31, 1995                   $6,971,000
December 31, 1994                   $3,337,000
December 31, 1993                   $2,465,000

     Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws and regulations, NEBT and EQBK may extend credit to executive officers, Directors, principal shareholders or any related interest of such persons, if the extension of credit to such persons is in an amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed NEBT's and EQBK's unimpaired capital and unimpaired surplus. As of December 31, 1995, 1994 and 1993 the aggregate amount of extensions of credit to insiders was well below this limit.

     NEBT and EQBK have had, and expect to have in the future, banking transactions in the ordinary course of its business with Directors, executive officers, principal shareholders and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and, on terms that do not involve more than the normal risk of collectibility or present other unfavorable features.

     During 1995, NEBT paid fees of $23,400 for certain legal services to Dominic J. Ferraina, Chairman of the Boards of NECB and NEBT.

     Charles D. Gersten, Trustee, a director of NECB and EQBK, is the lessor of the property leased by EQBK at 1160 Silas Deane Highway, Wethersfield, Connecticut. EQBK's lease, which commenced in 1989, provides that space in the building will be leased for ten years with three five-year renewal options. Beginning in 1994, until the end of the term of the lease, the rent is subject to an annual increase equal to one-half of the prevailing cost of living rate adjustment. Rent expense under this lease amounted to $183,600 during 1995. EQBK considers the lease to have been written on terms comparable to the general market at the time the lease was entered into and to have terms and conditions as would have been negotiated with an outside party.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-K.


1. Financial Statements:

    The financial statement filed as part of this report are listed in the index appearing at Item 8.

2. Financial Statement Schedules:

    Such schedules are omitted because they are inapplicable or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K:

    Exhibit No.

    2.1 Plan and Agreement of Reorganization, dated as of December 19, 1995, among Manchester State Bank, New England Community Bancorp, Inc. and New England Bank and Trust Company was filed on January 11, 1996 as Exhibit 2 to New England Community Bancorp, Inc.'s current Report on Form 8-K and is incorporated herein by reference.

    3.1 Amended and Restated Certificate of Incorporation of New England Community Bancorp, Inc. was filed on June 20, 1995 as Exhibit 3.1 to New England Community Bancorp, Inc.'s Registration Statement on Form S-4 (No.33-93640) and is incorporated herein by reference.

    3.2 Amended and Restated Bylaws of New England Community Bancorp, Inc. was filed on March 31, 1995 as Exhibit 3.2 to New England Community Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and are in corporated by reference.

    10. Material Agreements.

    10.1 The Severance Agreement by and between Barry R. Loucks and Olde Windsor Bancorp, Inc. and New England Bank and Trust Company dated March 22, 1993 was filed as Exhibit 10.1 to Olde Windsor Bancorp, Inc.'s now known as, New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

    10.2 The Severance Agreement between Raymond G. Halstead and Olde Windsor Bancorp, Inc. and New England Bank and Trust Company dated March 22, 1993 was filed as Exhibit 10.2 to Olde Windsor Bancorp, Inc.'s, now known as, New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

    10.3 The Employment Agreement between New England Bank and Trust Company and David A. Lentini dated August 9, 1994 was filed as Exhibit 10.3 to Olde Windsor Bancorp, Inc.'s, now known as New England Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

    10.4 The Employment Agreement by and between New England Bank and Trust Company and David A. Lentini dated August 31, 1993 was filed as Exhibit 10.4 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

    10.5 The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 31, 1993 was filed as Exhibit
    10.5 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and are incorporated herein by reference.

    10.6 The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 9, 1994 was filed on October 20, 1994 as Exhibit 10.6 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment 1, and is incorporated herein by reference.

    10.7 The Employment Agreement by and between New England Bank and Trust Company and Anson C. Hall dated August 9, 1994 was filed on October 20, 1994 as Exhibit 10.7 to New England Community Bancorp, Inc.'s Registration
    Statement on Form S-1 (No. 33-83622), Amendment Number 1, and is incorporated herein by reference.

    21. List of Subsidiaries. Attached hereto as Exhibit 21 is a list of New England Community Bancorp, Inc.'s subsidiaries.

    27. Financial Data Schedule. Attached hereto as Exhibit 27 is New England Community Bancorp, Inc.'s Financial Data Schedule.

(b) CURRENT REPORTS: The following Reports on Form 8-K were filed during the fourth quarter of the 1995 fiscal year:

     NECB filed a Form 8-K with the Securities and Exchange Commission ("SEC") on December 14, 1995 regarding consummation of the Reorganization with The
Equity Bank ("Equity"). The Reorganization became effective on Thursday, November 30, 1995 (the "Effective Time"). At the Effective Time, each share of Equity Common Stock issued and outstanding immediately prior to the Effective Time (except for (i) shares of Equity Common Stock held by NECB; and (ii) shares as to which dissenters' rights had been perfected) was converted into the right to receive 1.85 shares of NECB Common Stock in exchange for each share of Equity Common Stock. NECB filed a Form 8-K/A with the Securities and Exchange Commission on January 5, 1996, including financial information regarding such Reorganization which was not readily available at the time of the filing of the initial Form 8-K on December 14, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Windsor, Connecticut on March 21, 1996.

                                   NEW ENGLAND COMMUNITY BANCORP,
                                   INC.



                                   By /s/ ANSON C. HALL
                                     -------------------------------
                                     Anson C. Hall
                                     Vice President, Chief Financial
                                     Officer, Principal Financial
                                     Officer



                                   By /s/ DAVID A. LENTINI
                                     -------------------------------
                                     David A. Lentini
                                     President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                              Date
---------                      -----                              ----
                               Chairman and
/s/ DOMINIC J. FERRAINA        Director                           March 21, 1996
-------------------------
(Dominic J. Ferraina)

                               President and
                               Chief Executive Officer
/s/ DAVID A. LENTINI           Director                           March 21, 1996
-------------------------
(David A. Lentini)

/s/ TADEUS J. BUCZKOWSKI       Director                           March 21, 1996
-------------------------
(Tadeus J. Buczkowski)

/s/ JOHN C. CARMON             Director                           March 21, 1996
-------------------------
(John C. Carmon)

Signature                      Title                              Date
---------                      -----                              ----
                               Secretary and
/s/ JOHN A. COCCOMO, SR.       Director                           March 21, 1996
-------------------------
(John A. Coccomo, Sr.)

                               Assistant Secretary
/s/ GEORGE A. COLLI, JR.       and Director                       March 21, 1996
-------------------------
(George A. Colli, Jr.)

/s/ GARY J. DENINO             Director                           March 21, 1996
-------------------------
(Gary J. DeNino)

/s/ FRANK A. FALVO             Director                           March 21, 1996
-------------------------
(Frank A. Falvo)

/s/ CHARLES D. GERSTEN         Director                           March 21, 1996
-------------------------
(Charles D. Gersten)

/s/ JOHN R. HARVEY             Director                           March 21, 1996
-------------------------
(John R. Harvey)

/s/ ANGELINA J. MCGILLIVRAY    Director                           March 21, 1996
-------------------------
(Angelina J. McGillivray)

/s/ EDWARD J. SZEWCZYK         Director                           March 21, 1996
-------------------------
(Edward J. Szewczyk)

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

                                    EXHIBITS
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995
                                     UNDER
                      THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                      NEW ENGLAND COMMUNITY BANCORP, INC.
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

2.1 Plan and Agreement of Reorganization, dated as of December 19, 1995, among Manchester State Bank, New England Community Bancorp, Inc. and New England Bank and Trust Company was filed on January 11, 1996 as Exhibit 2 to New England Community Bancorp, Inc.'s current Report on Form 8-K and is incorporated herein by reference.

3.1 Amended and Restated Certificate of Incorporation of New England Community Bancorp, Inc. was filed on June 20, 1995 as Exhibit 3.1 to New England Community Bancorp, Inc.'s Registration Statement on Form S-4 (No. 33-93640) and is incorporated herein by reference.

3.2 Amended and Restated Bylaws of New England Community Bancorp, Inc. was filed on March 31, 1995 as Exhibit 3.2 to New England Community Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and are in corporated by reference.

10. Material Agreements.

10.1 The Severance Agreement by and between Barry R. Loucks and Olde Windsor Bancorp, Inc. and New England Bank and Trust Company dated March 22, 1993 was filed as Exhibit 10.1 to Olde Windsor Bancorp, Inc.'s now known as, New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

10.2 The Severance Agreement between Raymond G. Halstead and Olde Windsor Bancorp, Inc. and New England Bank and Trust Company dated March 22, 1993 was filed as Exhibit 10.2 to Olde Windsor Bancorp, Inc.'s now known as, New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

10.3 The Employment Agreement between New England Bank and Trust Company and David A. Lentini dated August 9, 1994 was filed as Exhibit 10.3 to Olde Windsor Bancorp, Inc.'s, now known as New England Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

10.4 The Employment Agreement by and between New England Bank and Trust Company and David A. Lentini dated August 31, 1993 was filed as Exhibit 10.4 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

10.5 The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 31, 1993 was filed as Exhibit 10.5 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and are incorporated here by reference.

10.6 The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 9, 1994 was filed on October 20, 1994 as
Exhibit 10.6 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment 1, and is incorporated herein by reference.

10.7 The Employment Agreement by and between New England Bank and Trust Company and Anson C. Hall dated August 9, 1994 was filed on October 20, 1994 as Exhibit
10.7 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment Number 1, and is incorporated herein by reference.

21. List of Subsidiaries. Attached hereto as Exhibit 21 is a list of New England Community Bancorp, Inc.'s subsidiaries.

27. Financial Data Schedule. Attached hereto as Exhibit 27 is New England Community Bancorp, Inc.'s Financial Data Schedule.

                                   EXHIBIT 21


21. Subsidiaries of New England Community Bancorp, Inc. at December 31, 1995:

                                                    Percent
                                                    Owned By
                                                    New England
                                Incorporated In     Community
Subsidiary                      The State Of:       Bancorp, Inc.
----------                      -------------       -------------

New England Bank and Trust      Connecticut            100%
  Company

The Equity Bank                 Connecticut            100%