Form 10-Q
period 1996-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1996-05-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1996 Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.

                               DELAWARE 06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT, 06095


                            Telephone: (860) 688-5251


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES ___X___ NO_______



The number of shares of common stock of the registrant outstanding as of May 13, 1996 was 3,084,309







The total number of pages in this report is 15

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I.  FINANCIAL INFORMATION                                   Page No.
 Item 1.  Financial Statements:

          Consolidated Balance Sheets - March 31, 1996 and 1995 and December 31, 1995 (unaudited)

          Consolidated Statements of Income - three months ended March 31, 1996 and 1995 (unaudited)

          Consolidated Statements of Cash Flows - three months ended March 31, 1996 and 1995 (unaudited)

          Notes to Consolidated Condensed Financial Statements

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Part II.  OTHER INFORMATION
 Item 1.  Legal Proceedings
 Item 2.  Changes in Securities
 Item 3.  Default Upon Senior Securities
 Item 4.  Submission of Matters to a Vote of Security Holders
 Item 5.  Other Information
 Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
          Signatures

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                               March 31,             March 31,          December 31,
(thousands of dollars)                                                              1996                  1995                  1995
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                    $ 15,738              $ 12,819             $ 14,495
     Interest-bearing demand deposits
         with other banks                                                                                                        55
     Federal funds sold                                                            8,300                 5,325                9,075
                                                                                --------              --------             --------
     Cash and cash equivalents                                                    24,038                18,144               23,625
     Interest-bearing time deposits with
         other banks                                                                                                          3,000
     Investment securities:
         Securities held-to-maturity                                               6,595                 9,579                7,066
         Securities available-for-sale                                            67,839                37,948               75,063
         FHLBB Stock                                                               1,176                   810                1,176
     Loans Outstanding                                                           219,236               136,726              222,235
         Less: allowance for loan losses                                          (4,520)               (2,374)              (4,446)
                                                                                --------              --------             --------
              Net loans                                                          214,716               134,352              217,789
     Mortgages held-for-sale                                                       2,046                    63                  788
     Accrued interest receivable                                                   2,444                 1,389                2,538
     Premises and equipment                                                        7,290                 5,769                6,960
     Other real estate owned                                                         720                   373                  728
     Other assets                                                                  2,141                 1,384                2,828
                                                                                --------              --------             --------
TOTAL ASSETS                                                                    $329,005              $209,811             $341,561
                                                                                ========              ========             ========

LIABILITIES
     Deposits
         Noninterest bearing                                                    $ 52,110              $ 37,982             $ 59,945
         Interest bearing                                                        241,737               151,694              247,216
                                                                                --------              --------             --------
              Total deposits                                                     293,847               189,676              307,161
     Short-term borrowings                                                         1,151                   257                  540
     Other liabilities                                                             3,098                   812                3,380
                                                                                --------              --------             --------
TOTAL LIABILITIES                                                                298,096               190,745              311,081
                                                                                --------              --------             --------
SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value,  March 31, 1995 authorized  3,000,000 shares, outstanding 2,080,692; December 31, 1995 and March 31, 1996 authorized
     10,000,000 shares, outstanding 3,084,309                                        308                   208                  308
     Surplus                                                                      21,522                12,115               21,522
     Retained earnings                                                             9,230                 7,328                8,492
     Net unrealized (loss) gain on
     securities available-for-sale                                                  (151)                 (585)                 158
                                                                                --------              --------             --------
TOTAL SHAREHOLDERS' EQUITY                                                        30,909                19,066               30,480
                                                                                --------              --------             --------
TOTAL LIABILITIES & SHAREHOLDERS'
     EQUITY                                                                     $329,005              $209,811             $341,561
                                                                                ========              ========             ========

         The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(thousands of dollars; except per share data)
Quarter ended March 31,                                                                                   1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans, including fees                                                                              $5,419               $2,889
     Investment securities:
         Taxable interest                                                                                  942                  643
         Interest exempt from federal income taxes                                                          24                   12
         Dividends                                                                                         170                   30
     Federal funds sold                                                                                     86                  111
                                                                                                        ------               ------
         Total interest and dividend income                                                              6,641                3,685

Interest expense:
     Deposits                                                                                            2,395                1,137
     Borrowed funds                                                                                         10                    8
                                                                                                        ------               ------
         Total interest expense                                                                          2,405                1,145
Net interest and dividend income                                                                         4,236                2,540
Provision for possible loan losses                                                                         532                  130
                                                                                                        ------               ------

Net interest and dividend income after provision
     for possible loan losses                                                                            3,704                2,410
                                                                                                        ------               ------
Noninterest income:
     Service charges, fees and commissions                                                                 411                  327
     Investment securities losses                                                                           (1)                  (3)
     Gain on the sales of loans                                                                             20                    6
     Other                                                                                                  10                   16
                                                                                                        ------
         Total noninterest income                                                                          440                  346

Noninterest expense:
     Salaries and employee benefits                                                                      1,558                1,023
     Occupancy                                                                                             257                  160
     Furniture and equipment                                                                               187                  163
     Outside services                                                                                      117                   76
     Postage and supplies                                                                                  122                   97
     Insurance and assessments                                                                              36                  148
     Losses, writedowns, expenses - other real estate owned                                                 47                   63
     Other                                                                                                 463                  345
                                                                                                        ------               ------
         Total noninterest expense                                                                       2,787                2,075
                                                                                                        ------               ------
Income before taxes                                                                                      1,357                  681
Income taxes                                                                                               434                  242
                                                                                                        ------               ------
NET INCOME                                                                                              $  923               $  439
                                                                                                        ======               ======
Net income per share                                                                                    $ 0.30               $ 0.21
Weighted average shares outstanding of common stock                                                      3,084                2,081
                                                                                                        ------               ------

         The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(thousands of dollars)
Three months ended March 31,                                                                              1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                                            923                  439
     Adjustment for noncash charges (credits):
     Provision for depreciation and amortization                                                            67                  109
     Losses from sale or disposal and provisions to reduce
         the carrying value of other real estate owned, net                                                 10                   47
     Investment securities (losses) gains, net                                                              (1)                   3
     Accretion of discounts and amortization of
         premiums on bonds, net                                                                             62                  177
     Provision for possible loan losses                                                                    532                  130
     Loss on sale of loans, net                                                                                                  (6)
     Decrease in accrued interest income
         and other assets, net                                                                             421                  991
     Increase in loans held-for-sale                                                                    (1,258)                   0
     (Decrease) Increase in accrued interest and
         other liabilities, net                                                                           (320)                 267
                                                                                                       -------              -------
Net cash provided by operating activities                                                                  436                2,157
                                                                                                       -------              -------

Financing activities:
     Net decrease in noninterest-bearing
         accounts                                                                                       (7,835)              (9,342)
     Net (decrease) increase in interest-bearing
         accounts                                                                                       (5,479)               2,145
     Increase (decrease) in short-term borrowings, net                                                     611                 (543)
     Cash dividends paid                                                                                  (170)                (104)
                                                                                                       -------              -------
Net cash used for financing activities                                                                 (12,873)              (7,844)
                                                                                                       -------              -------

Investing activities:
     Loans originated, net of principal collections                                                      1,963               (5,012)
     Proceeds from sales of loans                                                                          258                  362
     Decrease in interest-bearing time deposits                                                          3,000
     Purchases of securities available-for-sale                                                         (9,586)              (4,644)
     Proceeds from sales of securities
         available-for-sale                                                                              6,008                1,524
     Proceeds from maturities of securities
         available-for-sale                                                                             10,947                1,500
     Purchases of securities held-to-maturity                                                             (527)                (287)
     Proceeds from maturities of securities
         held-to-maturity                                                                                  925                2,450
     Proceeds from sales of other real estate owned                                                        259                  324
     Purchases of premises and equipment, net                                                             (397)                (201)
                                                                                                       -------              -------
Net cash provided by (used for) investing activities                                                    12,850               (3,984)
                                                                                                       -------              -------
     Increase (decrease) in cash and cash equivalents                                                      413               (9,671)
     Cash and cash equivalents, beginning of period                                                     23,625               27,815
                                                                                                       -------              -------
     Cash and cash equivalents, end of period                                                           24,038               18,144
                                                                                                       =======              =======

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                                                                  511                  320
     Real estate acquired through foreclosure                                                              267                  159
     Income tax paid                                                                                       143
     Income tax refund                                                                                                          300
     Interest paid                                                                                       2,511                1,156

        The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("NEBT") and The Equity Bank ("EQBK"). These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

NOTE 2 - PURCHASE ACCOUNTING

On November 30, 1995, the Company consummated a reorganization with EQBK by issuing 1,003,617 shares of the Company's Common Stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of EQBK. The merger was accounted for as a purchase, and thus, the results of operations for EQBK are only included since the date of the reorganization.

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

FINANCIAL CONDITION

Total assets at March 31, 1996 were $329,005,000, a decrease of $12,556,000, or 3.7%, from $341,561,000 at December 31, 1995. Total deposits, which amounted to $293,847,000 at March 31, 1996 and which constitute the primary funding source of the Company's assets, decreased $13,314,000 or 4.3% from December 31, 1995 to March 31, 1996, while accrued interest payable and other liabilities increased $282,000. Federal funds sold decreased by $775,000 to $8,300,000 at March 31, 1996. Federal funds, overnight loans to other banks, represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs. During the first three months of 1996, loans outstanding decreased $2,999,000 or 1.3% to $219,236,000. The decrease was primarily the result of a moderation in loan demand coupled with commercial borrowers paying down or paying off construction and other commercial loans. Investment securities decreased 9.2% to $75,610,000 due to both maturities and sales which, in part, were off-set by seasonal decreases in deposit balances. Securities held-to-maturity decreased from $7,066,000 at December 31, 1995 to $6,595,000 at March 31, 1996. This represents a decrease of $471,000 or 6.7%.
Securities available-for-sale decreased $7,224,000 or 9.6% from $75,063,000 to $67,839,000 during the same period. Total equity capital was $30,909,000 at March 31, 1996, an increase of $429,000 or 1.4%. The change included a $309,000 increase in net unrealized losses (net of related tax effect) on securities available-for-sale and a $738,000 increase in retained earnings.

   Securities held-to-maturity

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts.

                                                                                   MARCH 31, 1996                  DECEMBER 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                          Amortized
                                                                            Cost             Fair              Cost             Fair
(in thousands)                                                             Basis            Value             Basis            Value
- ------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by...
 ...the U.S. Treasury and
         other U.S. government
         agencies                                                         $4,503           $4,495            $5,501           $5,506
 ...states of the United
         States and political
         subdivisions of the
         states                                                            2,092            2,118             1,565            1,629
                                                                          ------           ------            ------           ------
                                                                          $6,595           $6,613            $7,066           $7,135
                                                                          ======           ======            ======           ======


   Securities available-for-sale

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At March 31, 1996, the net unrealized loss on securities available-for-sale was $258,000 while at December 31, 1995 the net unrealized gain was $270,000, representing an increase in net unrealized losses of $528,000.

                                                                                  March 31, 1996                   December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                          Amortized
                                                                            Cost             Fair              Cost             Fair
(in thousands)                                                             Basis            Value             Basis            Value
- ------------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                                             $12,832          $12,614           $15,115          $15,201
Debt securities issued by...
 ...the U.S. Treasury and other
         U.S. government agencies                                         33,447           33,423            38,483           38,555
 ...states of the United States
         and political subdivisions
         of the states                                                                                          251              251
Corporate debt securities                                                 10,092           10,041             9,688            9,668
Mortgage-backed securities                                                11,726           11,761            11,256           11,388
                                                                         -------          -------           -------         --------
                                                                         $68,097          $67,839           $74,793          $75,063
                                                                         =======          =======           =======          =======


Nonperforming Assets

The  following  table  sets  forth  information   pertaining  to  the  Company's
nonperforming assets and the level of the allowance for possible loan losses relative to those assets.

(in thousands)                                                                     March 31, 1996                  December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                           $4,444                            $4,725
Other real estate owned                                                                       720                               728
                                                                                           ------                            ------
Total nonperforming assets                                                                 $5,164                            $5,453
                                                                                           ------                            ------
Loans past due in excess of ninety days
     and accruing interest                                                                 $  273                            $  273
Ratio of nonperforming assets to total
     loans and OREO                                                                          2.4%                               2.5%
Ratio of nonperforming assets and loans
     past due in excess of ninety days and
     accruing interest to total loans
     and OREO                                                                                2.5%                               2.6%
Ratio of allowance for loan losses to
     total loans                                                                             2.1%                               2.0%
Ratio of allowance for loan losses to
     nonperforming assets and loans in excess
     of ninety days past due and accruing
     interest                                                                               83.2%                              77.6%
Ratio of nonperforming assets and loans
     in excess of ninety days past due and
     accruing interest to total
     shareholders' equity                                                                   17.6%                              18.8%

Total nonperforming assets decreased $289,000 to $5,164,000 at March 31, 1996 from $5,453,000 at December 31, 1995. During this period nonperforming assets were increased by $1,181,000 loans newly classified as nonaccruing, and decreased by $259,000 from sales of foreclosed properties, $527,000 from loans charged off and written-down, $416,000 loans returned to performing status and $308,000 in repayments. Nonperforming loans may be returned to performing status when they have regained compliance with their original terms and the borrower demonstrates an ongoing ability to continue performing as agreed.

The Company's total allowance for possible loan losses was $4,520,000 at March 31, 1996, as compared to $4,446,000 at December 31, 1995. Activity in the allowance for possible loan losses for the three months was as follows:

(in thousands)
Three months ended march 31,                                                                 1996                               1995
- ------------------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                                                                $4,446                            $2,565
Provisions charged to operations                                                              532                               130
Recoveries on loans previously charged-off                                                     53                                47
Loans charged-off                                                                            (511)                             (368)
                                                                                           ------                            ------
Balance end of period                                                                      $4,520                            $2,374
                                                                                           ======                            ======

Provisions for possible loan losses charged to operations for the first three months of 1996 were $532,000, representing an increase of $402,000 from the same period of 1995. EQBK's provision of $205,000 represents approximately one half of this increase as it is included for the first time. The increase in the provision also relates to anticipated loan growth, much of which may be associated with expansion of NECB's market area. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed. The adequacy of the allowance is also evaluated in light of prevailing economic conditions and other factors.

CAPITAL

Under currently applicable Federal Reserve Board regulations, the Company must maintain a minimum risk based capital ratio of 8.0% of which 4.0% must be Tier 1 capital and a minimum leverage capital ratio of between 4.0% and 5.0%. In addition, under FDIC regulations, the Company's subsidiaries must meet these same minimum risk-based and leverage capital ratios. These requirements are minimum ratios and banks may be required to maintain higher ratios.

Total shareholders' equity of the Company at March 31, 1996 was $30,909,000 compared to $30,480,000 at December 31, 1995. The Company's Tier 1 leverage capital ratio was 9.37% at March 31, 1996. The capital ratios of the Company and each of its subsidiaries were in compliance with all applicable regulatory requirements.

Along with the regulatory minimums, the table below summarizes the Company's leverage and risk-based ratios as well as those of its subsidiaries at March 31, 1996:

                                        Minimum Level                       EQBK                      NEBT                      NECB
- ------------------------------------------------------------------------------------------------------------------------------------
Leverage                                           4%                      8.72%                      7.56%                    9.37%
Tier 1 Risk-Based                                  4%                      9.40%                     11.02%                   12.18%
Total Risk-Based                                   8%                     10.65%                     12.27%                   13.43%

The FDIC Improvement Act (FDICIA)  categorizes  banks according to their capital
levels  into  one  of  five  categories   ranging  from  "well  capitalized"  to
"critically  undercapitalized."  Each  category  serves  to  determine  a bank's deposit  insurance  premium  as  well  as any  mandated  restrictive  regulatory actions. As of March 31, 1996, NECB's subsidiary banks were categorized as "well capitalized,"  which specifies for minimum Leverage,  Tier 1, and Total Capital, ratios of 5%, 6% and 10%, respectively.

LIQUIDITY

It is management's objective to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Banks' various loan products. Accordingly, the Company maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. Management has alternative sources of liquidity including repurchase agreements, which provide the Company with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Company with adequate liquidity over the coming months.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996

Net income for the three months ended March 31, 1996, was $923,000 or $0.30 per share as compared to $439,000 or $0.21 per share for the same period of 1995. An important factor in these results was the increase in net interest and dividend income of $1,696,000 to $4,236,000 for the three months ended March 31, 1996, from $2,540,000 for the same period one year earlier.

The increase resulted from two factors: 1) the inclusion of EQBK for the first time, and, to a lesser degree, 2) the net interest margin (net yield on average earning assets), increased during the first quarter of 1996. The net interest margin, on a tax-equivalent basis, for the three months ended March 31, 1996 was 5.55% compared to 5.49% for the same period one year ago. The average rate paid on interest bearing liabilities during the first quarter of 1996 was 3.99% an increase of 0.80% from 3.19% paid in 1995. At the same time, the average rate earned on earning assets rose by 0.73% to 8.67% in 1996.

Average Balance Sheets, Net Interest Income and Interest Rates

The table below presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the quarters ended March 31, 1996 and March 31, 1995. Average loans outstanding include nonaccruing loans. Interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

Quarter ended,                                                 MARCH 31, 1996                               MARCH 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                Average                        Average        Average                        Average
(in thousands)                                  Balance        Interest         Rate          Balance        Interest         Rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                             $  6,543            $ 86          5.29%       $  8,035            $112          5.65%
Interest-bearing time
     deposits                                     2,407              42          7.02%
Investment securities:
     Held-to-maturity                             6,890             114          6.65%         11,070             172          6.30%
     Available-for-sale                          71,578           1,033          5.80%         35,259             531          6.11%
Mortgages held for sale                           1,076              19          7.10%             51               1          7.95%
Loans                                           222,122           5,400          9.78%        134,731           2,888          8.69%
                                               --------          ------                       -------           -----
Total interest-earning
     assets                                     310,616           6,694          8.67%        189,146           3,704          7.94%

Allowance for loan
     losses                                      (4,541)                                       (2,368)
Cash & due from banks                            12,937                                         9,141
Other assets                                     12,333                                         9,749
                                               --------                                       -------
     Total Assets                              $331,345                                      $205,668
                                               ========                                       =======

LIABILITIES
Regular savings
     deposits                                  $ 69,077            $354          2.06%       $ 50,050            $278          2.25%
NOW account deposits                             28,051              72          1.03%         20,917              64          1.24%
Money market deposits                             4,949              14          1.14%          4,398              13          1.20%
                                               --------                                       -------           -----
     Total savings
         deposits                               102,077             440          1.73%         75,365             355          1.91%
Time deposits                                   139,467           1,955          5.64%         69,444             782          4.57%
Borrowed funds                                      897              10          4.48%            655               8          4.95%
                                               --------          ------                       -------           -----
Total interest bearing
     liabilities                                242,441           2,405          3.99%        145,464           1,145          3.19%
Demand deposits                                  54,653                                        40,725
Other liabilities                                 3,294                                           716
                                               --------                                       -------
     Total Liabilities                          300,388                                       186,905
                                               --------                                       -------
Equity                                           30,957                                        18,763
     Total Liabilities
         & Equity                              $331,345                                      $205,668
                                               ========                                       =======
Net interest income
     (tax equivalent basis)                                      $4,289                                        $2,559
Less adjustment for
     Tax-exempt income                                              (53)                                          (19)
                                                                 ------                                        ------
Net interest income                                              $4,236                                        $2,540
                                                                 ======                                        ======
Net interest spread                                                              4.68%                                         4.75%
Net interest margin                                                              5.55%                                         5.49%

The fully taxable equivalent yield on earning assets was 8.67% for the first quarter of 1996, increasing from 7.94% for the corresponding period in 1995. The cost of interest bearing liabilities was 3.99% for the first quarter of 1996 as compared to 3.19% for the first quarter of 1995. As a result, the net interest margin, on a fully taxable equivalent basis was 5.55% for the first quarter of 1996 compared to 5.49% for the first quarter of 1995.

RATE VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes, for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 in net interest income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                                                                                 Change due to
                                                                                                                   Change in:
                                                                                         Increase              -------------------
(in thousands)                                                                           (Decrease)            Rate         Volume
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                                                         $  (26)            $  (7)         $  (19)
Interest-bearing time deposits                                                                 42                 0              42
Investment securities:
     Held-to-maturity                                                                         (58)                9             (67)
     Available-for-sale                                                                       502               (28)            530
Mortgages held for sale                                                                        18                (0)             18
Loans                                                                                       2,512               405           2,107
                                                                                           ------             -----          ------
Total interest-earning assets                                                              $2,990             $ 380          $2,610

INTEREST PAID ON:
Regular savings deposits                                                                   $   76             $ (25)         $  101
NOW account deposits                                                                            8               (12)             20
Money market deposits                                                                           1                (1)              2
     Total savings deposits                                                                    85               (38)            123
Time deposits                                                                               1,173               222             951
Borrowed funds                                                                                  2                (1)              3
                                                                                           ------             -----          ------
Total interest-bearing liabilities                                                          1,260               183           1,077
                                                                                           ------             -----          ------
Net interest income change                                                                 $1,730             $ 197          $1,533
                                                                                           ======             =====          ======

Noninterest Income

Total noninterest income for the first quarter of 1996 was $440,000, an increase of $94,000 from $346,000 for the same period one year ago. The primary reason for this increase to noninterest income occurred was the inclusion of EQBK for the first time.

Noninterest Expense

Noninterest expenses for the first quarter of 1996 were $2,787,000, an increase of $712,000 from $2,075,000 for the corresponding period in 1995. Proportionate increases reflecting the inclusion of EQBK for the first time were realized in salaries and benefits, occupancy, outside services and postage-supplies. Modest decreases during the period in insurance and assessments and OREO related expenses were also realized during the period.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Default Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5   Other Information - None
Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Exhibits
               Exhibit Number  Exhibit
               27              Financial Data Schedule

         (b) Form 8-K. Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996:

                  (i) On January 5, 1996, NECB filed a Form 8-K/A with the SEC which included financial information regarding the Reorganization with The Equity Bank. This information was not readily available at the time of the filing of the initial Form 8-K on December 14, 1995.

                  (ii) On January 11, 1996, NECB filed a Form 8-K with the SEC which disclosed that the Boards of NECB, its subsidiary NEBT and Manchester State bank ("MSB"), a Connecticut chartered commercial bank with its principal place of business in Manchester, Connecticut, executed a Plan and Agreement of Reorganization (the "Agreement").

         Pursuant to the Agreement, upon consummation of the transaction, it is anticipated that the shareholders of MSB will exchange each share of common stock of MSB for the Reorganization consideration consisting of $35.20 payable in cash and 5.493 shares of NECB's common stock. The Agreement is subject to conditions such as receipt of regulatory approval and approval by the shareholders of MSB. The Parties anticipate consummating the transaction contemplated by the Agreement in mid-1996.

                       NEW ENGLAND COMMUNITY BANCORP, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       NEW ENGLAND COMMUNITY BANCORP, INC.


Date: May 13, 1996                          By:  S/S ANSON C. HALL
                                                 -----------------
                                                 (Anson C. Hall)
                                                 Vice President and Treasurer
                                                 (principal financial officer)