Form 10-Q
period 1996-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1996-08-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended June 30, 1996 Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.

                               DELAWARE 06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT, 06095


                            Telephone: (860) 688-5251


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                      ------    ------


The number of shares of common stock of the registrant outstanding as of August 12, 1996 was 3,633,166.







The total number of pages in this report is 20.


                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I.        FINANCIAL INFORMATION                                   Page No.
 Item 1.        Financial Statements:

                Consolidated Balance Sheet - June 30, 1996 and 1995
                (unaudited) and December 31, 1995                              4

                Consolidated Statement of Income - six months
                ended June 30, 1996 and 1995 (unaudited)                       5

                Consolidated Statement of Cash Flows - six months
                ended June 30, 1996 and 1995 (unaudited)                       6

                Notes to Consolidated Financial Statements                     7

 Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8

Part II.        OTHER INFORMATION                                             16

 Item 1.        Legal Proceedings                                             16
 Item 2.        Changes in Securities                                         16
 Item 3.        Defaults Upon Senior Securities                               16
 Item 4.        Submission of Matters to a Vote of Security Holders           16
 Item 5.        Other Information                                             17
 Item 6.        Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                               17

                SIGNATURES                                                    18


                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements














                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

                                                                                June 30,              June 30,         December 31,
                                                                                    1996                  1995                 1995
                                                                             (Unaudited)           (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                    $ 16,262              $ 11,453             $ 14,495
     Interest-bearing demand deposits with other banks                                                                           55
     Federal funds sold                                                            9,097                 4,975                9,075
- -----------------------------------------------------------------------------------------------------------------------------------
              Cash and cash equivalents                                           25,359                16,428               23,625
     Interest-bearing time deposits with other banks                                                                          3,000
     Investment securities:
         Securities held-to-maturity                                               5,594                 8,514                7,066
         Securities available-for-sale                                            77,264                39,777               75,063
         FHLBB Stock                                                               1,176                   810                1,176

     Loans Outstanding                                                           215,722               137,165              222,235
         Less: allowance for loan losses                                          (4,454)               (2,415)              (4,446)
- -----------------------------------------------------------------------------------------------------------------------------------
              Net loans                                                          211,268               134,750              217,789
     Mortgages held-for-sale                                                       2,730                   511                  788
     Accrued interest receivable                                                   2,475                 1,610                2,538
     Premises and equipment                                                        7,539                 5,817                6,960
     Other real estate owned                                                         436                   341                  728
     Other assets                                                                  2,919                 1,201                2,828
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $336,760              $209,759              $341,561
===================================================================================================================================

LIABILITIES
     Deposits
         Noninterest bearing                                                    $ 54,294              $ 36,231             $ 59,945
         Interest bearing                                                        241,954               151,974              247,216
- -----------------------------------------------------------------------------------------------------------------------------------
              Total deposits                                                     296,248               188,205              307,161
     Short-term borrowings                                                         6,940                   800                  540
     Other liabilities                                                             2,204                   864                3,380
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                305,392               189,869              311,081
- -----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value, authorized 10,000,000 shares, June 30, 1995 outstanding 2,080,692; December 31, 1995
     and June 30, 1996 outstanding 3,084,309                                         308                   208                  308
     Surplus                                                                      21,522                12,115               21,522
     Retained earnings                                                             9,957                 7,692                8,492
     Net unrealized (loss) gain on securities available-for-sale                    (419)                 (125)                 158
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        31,368                19,890               30,480
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                        $336,760              $209,759             $341,561
===================================================================================================================================

        The accompanying notes are an integral part of these statements.


                                    Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(thousands of dollars; except per share data)
                                                                              Six Months Ended                 Three Months Ended
                                                                   June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans, including fees                                               $10,524           $5,873            $5,105           $2,984
     Investment securities:
         Taxable interest                                                  1,979            1,258             1,037              615
         Interest exempt from federal income taxes                            52               22                28               10
         Dividends                                                           216               79                46               49
     Federal funds sold                                                      207              204               121               92
- ------------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                            12,978            7,436             6,337            3,750

Interest expense:
     Deposits                                                              4,693            2,457             2,298            1,320
     Borrowed funds                                                           46               17                36                8
- ------------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                            4,739            2,474             2,334            1,328
Net interest income                                                        8,239            4,962             4,003            2,422
Provision for possible loan losses                                         1,034              280               502              150
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses               7,205            4,682             3,501            2,272
Noninterest income:
     Service charges, fees and commissions                                   783              687               372              360
     Investment securities losses (gains)                                     (5)                                (4)               3
     Gain on the sales of loans                                              137               48               117               42
     Other                                                                   191               65               181               49
- ------------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                          1,106              800               666              454

Noninterest expense:
     Salaries and employee benefits                                        3,139            2,042             1,581            1,019
     Occupancy                                                               558              348               301              188
     Furniture and equipment                                                 398              316               211              153
     Outside services                                                        216              151                99               75
     Postage and supplies                                                    235              199               113              102
     Insurance and assessments                                                72              295                36              147
     Losses, writedowns, expenses - other real estate owned                  160               79               113               16
     Other                                                                   789              647               326              302
- ------------------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                         5,567            4,077             2,780            2,002
- ------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                        2,744            1,405             1,387              724
Income taxes                                                                 878              498               444              256
NET INCOME                                                               $ 1,866           $  907            $  943           $  468
====================================================================================================================================
Net income per share                                                     $  0.61           $ 0.44            $ 0.31           $ 0.22
Weighted average shares outstanding of common stock                        3,084            2,081             3,084            2,081

        The accompanying notes are an integral part of these statements.


                                    Page -5-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(thousands of dollars)
Six months ended June 30,                                                                                 1996                 1995
- -----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                                        $ 1,866              $   907
     Adjustment for noncash charges (credits):
     Provision for depreciation and amortization                                                           329                  221
     Losses from sale or disposal and provisions to reduce the carrying value
         of other real estate owned, net                                                                   114                   56
     Investment securities (losses) gains, net                                                              (6)                   0
     Accretion of discounts and amortization of premiums on bonds, net                                     113                  129
     Provision for possible loan losses                                                                  1,034                  280
     Decrease in accrued interest income and other assets, net                                             (28)                 617
     Increase in loans held-for-sale                                                                    (1,942)                (511)
     (Decrease) increase in accrued interest and other liabilities, net                                 (1,176)                 319
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                  304                2,018
- -----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
     Net decrease in noninterest-bearing accounts                                                       (5,651)             (11,092)
     Net (decrease) increase in interest-bearing accounts                                               (5,262)               2,425
     Increase (decrease) in short-term borrowings, net                                                   6,400                    0
     Cash dividends paid                                                                                  (346)                (208)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                                  (4,859)              (8,875)
- -----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
     Principal collections, net of originations                                                          4,657               (5,197)
     Proceeds from sales of loans                                                                          313                    0
     Decrease in interest-bearing time deposits                                                          3,000                    0
     Purchases of securities available-for-sale                                                        (32,025)             (13,385)
     Proceeds from sales of securities available-for-sale                                               12,850                3,046
     Proceeds from maturities of securities available-for-sale                                          15,009                7,765
     Purchases of securities held-to-maturity                                                           (1,144)                (247)
     Proceeds from maturities of securities held-to-maturity                                             4,000                3,446
     Proceeds from sales of other real estate owned                                                        537                  402
     Purchases of premises and equipment, net                                                             (908)                (361)
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                                     6,289               (4,530)
- -----------------------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                                                    1,734              (11,387)
     Cash and cash equivalents, beginning of period                                                     23,625               27,815
- -----------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents, end of period                                                          $25,359              $16,428
===================================================================================================================================

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                                                                1,384                  429
     Real estate acquired through foreclosure                                                              433                  227
     Real estate owned charged to valuation adjustment                                                      93
     Income tax paid                                                                                     1,228                   11
     Interest paid                                                                                       5,001                2,478


        The accompanying notes are an integral part of these statements.


                                    Page -6-

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







                                    Page -7-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.












                                    Page -8-

FINANCIAL CONDITION

Total assets at June 30, 1996 were $336,761,000, a decrease of $4,800,000, or 1.4%, from $341,561,000 at December 31, 1995. Total deposits which constitute the primary funding source of the Company's assets, decreased $10,913,000 or 3.6% from December 31, 1995 and amounted to $296,248,000 at June 30, 1996. Borrowed funds increased by $6,400,000 which partially offset the decrease in deposits. Accrued interest payable and other liabilities decreased $1,176,000. Federal funds sold were virtually unchanged and stood at $9,097,000 at June 30, 1996. Federal funds, overnight loans to other banks, represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs. During the first six months of 1996, loans outstanding decreased $6,513,000 or 2.9% to $215,722,000. Management believes that the general increase in interest rates has made variable rate loans more attractive to borrowers and, as these loans are not sold in the secondary market, should help increase outstanding loans in the third quarter. Investment securities were essentially unchanged and ended the quarter at $84,034,000. Securities held-to-maturity decreased from $7,066,000 at December 31, 1995 to $5,594,000 at June 30, 1996. This represents a decrease of $1,472,000. Conversely, securities available-for-sale increased $2,201,000 from $75,063,000 to $77,264,000 during the period. Total shareholders' equity was $31,368,000 at June 30, 1996, an increase of $888,000 over December 31, 1995. The change included a $577,000 increase in net unrealized losses (net of related tax effect) on securities available-for-sale and a $1,465,000 increase in retained earnings.

SECURITIES HELD-TO-MATURITY

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts.

                                                                                    June 30, 1996                  December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                          Amortized
                                                                            Cost             Fair              Cost             Fair
(in thousands)                                                             Basis            Value             Basis            Value
- ------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by ...
 ...the U.S. Treasury and other U.S. government agencies                   $3,003           $2,946            $5,501           $5,560
 ...states of the United States and political subdivisions
     of the states                                                         2,591            2,578             1,565            1,629
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                          $5,594           $5,524            $7,066           $7,189
====================================================================================================================================


SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At June 30, 1996, the net unrealized loss on securities available-for-sale was $743,000 while at December 31, 1995 the net unrealized gain was $270,000, representing an increase in net unrealized losses of $1,013,000.


                                    Page -9-



                                                                                    June 30, 1996                  December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                          Amortized
                                                                            Cost             Fair              Cost             Fair
(in thousands)                                                             Basis            Value             Basis            Value
- ------------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                                             $10,635          $10,735           $15,115          $15,201
Debt securities issued by...
 ...the U.S. Treasury and other U.S. government agencies                   46,340           45,616            38,734           38,806
Corporate debt securities                                                  8,737            8,699             9,688            9,668
Mortgage-backed securities                                                12,295           12,214            11,256           11,388
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                         $78,007          $77,264           $74,793          $75,063
====================================================================================================================================


NONPERFORMING ASSETS

The  following  table  sets  forth  information   pertaining  to  the  Company's
nonperforming assets and the level of the allowance for possible loan losses relative to those assets.

(in thousands)                                                                      June 30, 1996                   December 31,1995
- ------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                           $4,625                             $4,725
Other real estate owned                                                                       436                                728
- ------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                                 $5,061                             $5,453
- ------------------------------------------------------------------------------------------------------------------------------------

Loans past due in excess of ninety days and accruing interest                             $   160                            $   273
Ratio of nonperforming assets to total loans and OREO                                        2.3%                               2.5%
Ratio of nonperforming assets and loans past due in excess of
     ninety days and accruing interest to total loans and OREO                               2.4%                               2.6%
Ratio of allowance for loan losses to total loans                                            2.1%                               2.0%
Ratio of allowance for loan losses to nonperforming assets and
     loans in excess of ninety days past due and accruing interest                          85.3%                              77.6%
Ratio of nonperforming assets and loans in excess of ninety days
     past due and accruing interest to total shareholders' equity                           16.6%                              18.8%


Total nonperforming assets decreased $392,000 to $5,061,000 at June 30, 1996 from $5,453,000 at December 31, 1995. During this period nonperforming assets were increased by $3,202,000 loans newly classified as nonaccruing and decreased by $581,000 from sales of foreclosed properties--net of gains/losses on their sale--$1,216,000 from loans charged off and written-down, $416,000 in loans returned to performing status and $1,381,000 in repayments. Nonperforming loans may be returned to performing status when they have regained compliance with their original terms and the borrower demonstrates an ongoing ability to continue performing as agreed.

The Company's total allowance for possible loan losses was $4,454,000 at June 30, 1996, as compared to $4,446,000 at December 31, 1995. Activity in the allowance for possible loan losses for the six months since December 31, 1995 was as follows:

(in thousands)
Six months ended June 30,                                                                    1996                              1995
- -----------------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                                                                $4,446                            $2,565
Provisions charged to operations                                                            1,034                               280
Recoveries on loans previously charged-off                                                     73                                84
Loans charged-off                                                                          (1,098)                             (514)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance end of period                                                                      $4,454                            $2,415
===================================================================================================================================

Provisions for possible loan losses charged to operations for the first six months of 1996 were $1,034,000, representing an increase of $754,000 from the same period of 1995. EQBK's provision of $592,000 represents approximately


                                   Page -10-
three-quarters of this increase as it is included for the first time. The increased provisions also relate to loan growth, anticipated to result from the recent openings of branches in the towns of Canton and West Hartford, Connecticut by the Company's subsidiary, New England Bank,. During the six month period, charge-offs increased $584,000. As with the change in provisions, this increase is largely due to the inclusion of EQBK's operations for the first time. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed. The adequacy of the allowance is also evaluated in light of prevailing economic conditions and other factors.

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

Total shareholders' equity of the Company at June 30, 1996 was $31,368,000 compared to $30,480,000 at December 31, 1995. The Company's Tier 1 leverage capital ratio was 9.56% at June 30, 1996. The capital ratios of the Company and each of its subsidiaries were in compliance with all applicable regulatory requirements.

Along with the regulatory minimums, the table below summarizes the Company's leverage and risk-based ratios as well as those of its subsidiaries at June 30, 1996:

                                        MINIMUM LEVEL                       EQBK                      NEBT                      NECB
- ------------------------------------------------------------------------------------------------------------------------------------
Leverage                                           4%                     8.98%                   7.73%                       9.50%
Tier 1 Risk-Based                                  4%                    12.49%                  11.09%                      13.68%
Total Risk-Based                                   8%                    13.75%                  12.35%                      14.79%

The FDIC Improvement Act (FDICIA) categorizes banks, according to their capital levels, into one of five categories ranging from "well capitalized" to "critically undercapitalized." Each category serves to determine a bank's deposit insurance premium as well as any mandated restrictive regulatory actions. As of June 30, 1996, NECB's subsidiary banks were categorized as "well capitalized," which specifies for minimum Leverage, Tier 1, and Total Capital, ratios of 5%, 6% and 10%, respectively.

LIQUIDITY

It is management's objective to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Banks' various loan products. Accordingly, the Company maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. The Company has alternative sources of liquidity, including repurchase agreements and lines of credits provided by the FHLBB to both subsidiaries, which together provide the Company with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Company with adequate liquidity over the coming months.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996

Note: On November 30, 1995, the Company completed its merger EQBK which was accounted for using the purchase method of accounting. Thus, the results of operations for EQBK are only included since the date of the reorganization.

Net income for the three months ended June 30, 1996, was $943,000 or $0.31 per share as compared to $468,000 or $0.22 per share for the same period of 1995. An important factor in these results was a $1,581,000 increase in net interest

                                   Page -11-
income to $4,003,000 for the three months ended June 30, 1996, from $2,422,000 for the same period one year earlier. This increase was supplemented by a $212,000 increase in noninterest revenue and partly offset by a $778,000 increase in noninterest expenses.

NET INTEREST INCOME

As with the previous quarter the increase in net interest income resulted from two factors: 1) the inclusion of EQBK's operations for the first time, and, to a lesser degree, 2) the net interest margin (net yield on average earning assets), increased during the second quarter of the year. As shown in the following table, the net interest margin (on a tax-equivalent basis) for the three months ended June 30, 1996 was 5.28% compared to 5.17% for the same period one year ago. The average rate paid on interest bearing liabilities during the second quarter of 1996 was 3.85% compared to 3.57% for the same period in 1995. At the same time, the average rate earned on earning assets was 8.29% for the quarter ended June 30, 1996 from 7.97% in the same period in 1995.


                                   Page -12-

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

The table below presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for the quarters ended June 30, 1996 and June 30, 1995. The table reports nonaccruing loans as part of average loans outstanding and interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.


Quarter ended                                                                  June 30, 1996                  June 30, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                         Average            Average      Average             Average
(in thousands)                                                           Balance  Interest     Rate      Balance   Interest     Rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                                                     $   9,884      $121    4.92%     $  6,345        $92    5.82%
Investment securities:
     Held-to-maturity                                                      5,812        91    6.03%        9,054        110    4.87%
     Available-for-sale                                                   74,524     1,099    5.93%       37,556        594    6.34%
Mortgages held for sale                                                    3,058        58    7.63%          286          0       0%
Loans                                                                    217,836     5,047    9.32%      137,010      2,984    8.74%
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                            311,114     6,416    8.29%      190,251      3,704    7.97%

Allowance for loan losses                                                (4,537)                         (2,361)
Cash & due from banks                                                     13,997                           9,127
Other assets                                                              13,045                           8,792
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                       $333,619                        $205,809
====================================================================================================================================

LIABILITIES
Regular savings deposits                                                 $68,779      $368    2.15%     $ 48,174       $260    2.16%
NOW account deposits                                                      30,619       116    1.52%       20,551         64    1.25%
Money market deposits                                                      5,527        14    1.02%        5,184         16    1.24%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total savings deposits                                              104,925       498    1.91%       73,909        340    1.85%
Time deposits                                                            136,339     1,800    5.31%       74,792        981    5.26%
Borrowed funds                                                             2,809        36    5.15%          585          8    5.48%
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                       244,073     2,334    3.85%      149,286      1,329    3.57%
Demand deposits                                                           54,483                          35,907
Other liabilities                                                          3,920                           1,039
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                   302,476                         186,232
Equity                                                                    31,143                          19,577
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities & Equity                                         $333,619                        $205,809
====================================================================================================================================

Net interest income (tax equivalent basis)                                          $4,082                           $2,451
Less adjustment for tax-exempt income                                                  (79)                             (29)
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                 $4,003                           $2,422
====================================================================================================================================
Net interest spread                                                                           4.45%                            4.40%
Net interest margin                                                                           5.28%                            5.17%


                                   Page -13-

RATE VOLUME ANALYSIS

The following table, which is presented on a tax-equivalent basis, reflects the changes, for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995, in net income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                                                                                 Change due to
                                                                                                                   CHANGE IN:
                                                                                         Increase              ---------------------
(in thousands)                                                                          (DECREASE)             RATE           VOLUME
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                                                         $   29              $(14)         $   43
Investment securities:
     Held-to-maturity                                                                         (19)               32             (51)
     Available-for-sale                                                                       505               (39)            544
Mortgages held for sale                                                                        58                 5              53
Loans                                                                                       2,063               198           1,865
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                                              $2,636              $182          $2,454

INTEREST PAID ON:
Regular savings deposits                                                                   $  108              $ (2)         $  110
NOW account deposits                                                                           52                14              38
Money market deposits                                                                          (2)               (3)              1
- -----------------------------------------------------------------------------------------------------------------------------------
     Total savings deposits                                                                   158                10             148
Time deposits                                                                                 819                 9             810
Borrowed funds                                                                                 28                 0              28
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                                          1,005                18             987
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income change                                                                 $1,631              $164          $1,467
===================================================================================================================================


As the above table indicates, for the quarter ended June 30, 1996 net interest income (on a fully tax equivalent basis) rose $1,631,000. Of this amount, $164,000 resulted from changes to interest rates earned on earning assets and paid on on interest bearing liabilities. The remaining portion of the increase, $1,467,000 was dervived from changes in volume of average assets and liabilites--primarily from the inclusion of EQBK in the 1996 results.

NONINTEREST INCOME

The $212,000 increase realized in noninterest revenue is largely due to volume increases in loans originated for sale and an increase in certain credits received during the quarter.

NONINTEREST EXPENSE

As noted, noninterest expenses increased $778,000 to $2,780,000 from $2,002,000 during the same quarter last year. For most part, the increase was both due to and proportionate to the inclusion of EQBK's operations in the Company's financial statements for the first time. In addition to this, a $100,000 decrease in insurance and assessments (is due to a decrease in FDIC premiums along with savings from combining certain insurance policies following the merger. The increase OREO related expenses reflects management's continued effort to dispose of non-earning assets as soon as practicable after they have been acquired.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months of 1996 amounted to $1,866,000, or $0.61 per share. This represents an increase of $959,000 compared to $907,000, or $0.44 per share through the first six months of 1995. This increase is primarily the result of an $3,277,000 increase in net interest income. This increase was added to a $306,000 increase in noninterest income and partially offset by $1,490,000 increase in noninterest expenses during six months ended June 30, 1996.



                                   Page -14-

NET INTEREST INCOME

Net interest income totaled $8,239,000. This was an increase of $3,277,000, or 66%, when compared to the $4,962,000 from the same period a year earlier. The increase in net interest income resulted primarily from the inclusion of EQBK's operations for the first time and to an increase in the net interest margin (net yield on average earning assets) during the first half of the year.

NONINTEREST INCOME

Noninterest income through the first six months of 1996 increased $306,000 to $1,106,000 from $306,000 in the first six months of 1995. This increase included the first time effect of the merger with EQBK and an $89,000 increase in gains on loans originated for sale.

NONINTEREST EXPENSE

Noninterest expenses amounted to $5,567,000 during the first half of 1996. This represents a $1,490,000 increase, or 36%, over the $4,077,000 reported during the first six months of 1995 and is largely the result of the inclusion of EQBK for the first time. Beyond the effect of the merger, expenses increased moderately in salaries and benefits, occupancy, losses and writedowns on OREO and other expenses while insurance and assessments decreased. Salaries and benefit expense rose in response to both merit increases and higher employee benefit expense. The increase in occupancy expense is related to additional lease expense for new facilities and the associated amortization of leasehold improvements and increased depreciation expense on the Company's new Technology Center--which was acquired in December 1995. Expenses related to furniture and equipment and outside services also rose during the period, when compared to 1995. Finally, losses and writedowns on OREO property increased to $160,000 at June 30, 1996.


                                   Page -15-

Part II: Other Information

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of New England Community Bancorp, Inc. was held on Tuesday, May 21, 1996. Shareholders voted on and approved each of the following proposals:

       1. To elect the following twelve (12) individuals to the Company's Board of Directors until the next Annual Meeting and the election and qualification of their successors:

                                          Number of        Number of Shares
              Individual                  Shares for       Withholding Authority
              ----------                  ----------       ---------------------
              Tadeus J. Buczkowski        2,149,131                10,615
              John C. Carmon              2,136,133                23,613
              John A. Coccomo, Sr.        2,147,887                11,859
              George A. Colli, Jr.        2,134,789                24,957
              Gary J. DeNino              2,147,755                11,991
              Frank A. Falvo              2,147,644                12,102
              Dominic J. Ferraina         2,149,131                10,615
              Charles D. Gersten          2,149,131                10,615
              John R. Harvey              2,149,231                10,515
              David A. Lentini            2,149,123                10,623
              Angelina J. McGillivray     2,147,987                11,759
              Edward J. Szewczyk          2,149,131                10,615

       2. To ratify the resolution adopted by the Board of Directors appointing the independent public accounting firm of Shatswell, MacLeod & Company, P.C. as independent auditors of the Company for the fiscal year ended December 31, 1996.


              For Approval             Against Approval           Abstain
              ------------             ----------------           -------
                2,139,988                   5,112                  14,646

       3. To approve the 1996 Incentive and Nonqualified Compensatory Stock Option Plan (the "Stock Option Plan") which permits stock options to be granted from the Stock Option Plan for a term of up to ten
              (10) years until January 31, 2006. The Board of Directors of the Company believes that stock ownership by key managerial employees enables the Company to attract and retain such employees. Accordingly, the purpose of the Stock Option Plan is to stimulate key employees of the Company and its subsidiaries, who are in a position to materially contribute to the long-term success of the Company, by allowing such individuals to acquire or increase their proprietary interest in the Company. Options for up to an aggregate of 750,000 shares of NECB's Common Stock may be issued under the Stock Option Plan. On January 31, 1996, subject to shareholder approval, the committee (as defined in the Stock Option Plan) granted aggregate options to acquire 140,000 shares to five (5) key employees.

              For Approval       Against Approval       Abstain        Non-votes
              ------------       ----------------       -------        ---------
               1,547,912             123,323             28,070         460,441


Item 5     Other Information

                                   Page -16-

           A) On July 11, 1996 the Company completed its previously announced merger with Manchester State Bank. Pursuant to the terms of the Plan and Agreement of Reorganization, dated as of December 19, 1995 (the "Reorganization Agreement") by and among New England Community Bancorp, Inc. ("NECB"), New England Bank and Trust Company ("NEBT") and Manchester State Bank ("MSB"), NECB acquired all of the outstanding shares of MSB Common Stock. Pursuant to the Reorganization Agreement, MSB's operations have been merged with and into NECB's wholly-owned subsidiary, New England Bank & Trust Company.

                   The Reorganization became effective on Friday, July 12, 1996 at 12:01 a.m. (the "Effective Time").

                   At the Effective Time, each share of MSB Common Stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive 5.493 shares of NECB's Common Stock and $35.20 in cash.

                   The total cash consideration paid by NECB for fractional shares was $5,316.44 which was available from NECB's operations. The total number of shares of NECB Common stock issued in exchange for MSB Common Stock was 548,857.

           B)      On June 10,  1996,   NEBT  opened  its  ninth   office  at 55
                   South Main Street in West Hartford, Connecticut.

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit Number                 Exhibit
                  27                             Financial Data Schedule

         (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996:

                  (i) On May 31, 1996, NECB filed a report on Form 8-K which detailed the results of the Company's Annual Meeting of Shareholders held on May 21, 1996.



                                   Page -17-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  August 13, 1996                 By:   /S/ ANSON C. HALL
                                             -----------------------------
                                             Anson C. Hall
                                             Vice President and Treasurer


                                   Page -18-

Exhibit 27, Financial Data Schedule
New England Community Bancorp, Inc.
Item Number        Item Description                                     Amount
- ------------------------------------------------------------------------------
New England Community Bancorp, Inc.
Multiplier                                                               1,000
Currency                                                                  U.S.
Table
S
Fiscal year-end                                                    Dec-31-1995
Period end                                                        June-30-1996
Period type                                                              6-mos
9-03(1)            Cash                                                 16,262
9-03(2)            Int-Bearing-Deposits                                241,954
9-03(3)            Fed-Funds-Sold                                        9,097
9-03(4)            Trading-Assets                                            0
9-03(6)            Investments-Held-For-Sale                                 0
9-03(6)            Investments-Carrying                                 77,264
9-03(6)            Investments-Market                                   78,007
9-03(7)            Loans                                               215,722
9-03(7)(2)         Allowance                                             4,454
9-03(11)           Total-Assets                                        336,760
9-03(12)           Deposits                                            296,248
9-03(13)           Short-Term                                            6,940
9-03(15)           Liabilities-Other                                     2,204
9-03(16)           Long -Term                                                0
9-03(19)           Preferred-Mandatory                                       0
9-03(20)           Preferred Stock - no mandatory redemption                 0
9-03(21)           Common stocks                                           308
9-03(22)           Other shareholders' equity                           31,060
9-03(23)           Total liabilities and shareholders equity           336,760
9-04(1)            Interest and fees on loans                           10,524
9-04(2)            Interest and dividends on investments                 2,247
9-04(4)            Other interest income                                   207
9-04(5)            Total interest income                                12,978
9-04(6)            Interest on deposits                                  4,693
9-04(9)            Total interest expense                                4,739
9-04(10)           Net interest income                                   8,239
9-04(11)           Provision for loan losses                             1,034
9-04(13)(h)        Investment securities gains/losses                      (5)
9-04(14)           Other expenses                                        5,567
9-04(15)           Income before income tax                              2,744
9-04(17)           Income before extraordinary items                     2,744
9-04(18)           Extraordinary items, less tax                             0
9-04(19)           Cumulative change in accounting principles                0
9-04(20)           Net income or loss                                    1,866
9-04(21)           Earnings per share - primary                           0.61
9-04(21)           Earnings per share - fully diluted                     0.61
I.B.5              Net yield - interest earning assets - actual           8.29
III.C.1(a)         Loans on nonaccrual                                   4,625
III.C.1(b)         Accruing loans past due 90 days or more                 160
III.C.1(c)         Troubled debt restructuring                               0
III.C.2            Potential problem loans                              10,096
IV.A.1             Allowance for loan losses - beginning of period       4,446
IV.A.2             Total chargeoffs                                      1,098
IV.A.3             Total recoveries                                         73



                                   Page -19-

IV.A.4             Allowance for loan losses - end of period             4,454
IV.B.1             Loan loss allowance allocated to domestic loans       4,454
IV.B.2             Loan loss allowance allocated to foreign loans            0
IV.B.3             Loan loss allowance - unallocated                         0







                                   Page -20-