Form 10-Q/A
period 1996-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1996-10-01
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1


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


The number of shares of common stock of the registrant outstanding as of October 1st, 1996 was 3,633,166.







The total number of pages in this report is 3.


                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  October 1st, 1996               By:   /S/ ANSON C. HALL
                                             -----------------------------
                                             Anson C. Hall
                                             Vice President and Treasurer