Form 10-Q
period 1996-09-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1996-11-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1996 Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.

                               DELAWARE 06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095


                            Telephone: (860) 683-4612


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      ------   ------


The number of shares of common stock of the registrant outstanding as of November 12, 1996 was 3,667,166.


The total number of pages in this report is 16.

                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I.    FINANCIAL INFORMATION                                                       Page No.
 Item 1.    Financial Statements:

            Consolidated Balance Sheets--September 30, 1996 and 1995 (unaudited)
            and December 31, 1995                                                              4

            Consolidated Statements of Income--nine months ended September 30, 1996
            and 1995 (unaudited)                                                               5

            Consolidated Statements of Cash Flows--nine months ended September 30, 1996
            and 1995 (unaudited)                                                               6

            Notes to Consolidated Financial Statements                                         7

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                              8

Part II.    OTHER INFORMATION                                                                 15

 Item 1.    Legal Proceedings                                                                 15
 Item 2.    Changes in Securities                                                             15
 Item 3.    Defaults Upon Senior Securities                                                   15
 Item 4.    Submission of Matters to a Vote of Security Holders                               15
 Item 5.    Other Information                                                                 15
 Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                   15

            SIGNATURES                                                                        16

                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                    Page -3-


                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(thousands of dollars)
                                                                                September 30, September 30, December 31,
                                                                                        1996          1995         1995
                                                                                 (Unaudited)   (Unaudited)
=======================================================================================================================
ASSETS:
      Cash and due from banks                                                       $  22,850    $  13,417    $  14,495
      Interest-bearing demand deposits with other banks                                                              55
      Federal funds sold                                                                7,850       12,650        9,075
-----------------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents                                            30,700       26,067       23,625
      Interest-bearing time deposits with other banks                                                             3,000
      Investment securities:
            Securities held-to-maturity                                                 7,107        6,033        7,066
            Securities available-for-sale                                              91,225       41,794       75,063
            FHLBB Stock                                                                 1,753          810        1,176
      Loans Outstanding                                                               283,413      136,334      222,235
            Less: allowance for loan losses                                            (5,769)      (2,369)      (4,446)
-----------------------------------------------------------------------------------------------------------------------
                  Net loans                                                           277,644      133,965      217,789
      Mortgages held-for-sale                                                           2,573        1,558          788
      Accrued interest receivable                                                       2,898        1,415        2,538
      Premises and equipment                                                            9,419        5,879        6,960
      Other real estate owned                                                           1,838          427          728
      Other assets                                                                      7,004        1,270        2,828
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 432,161    $ 219,218    $ 341,561
=======================================================================================================================
LIABILITIES:
      Deposits
            Noninterest bearing                                                     $  73,494    $  42,595    $  59,945
            Interest bearing                                                          312,791      154,597      247,216
-----------------------------------------------------------------------------------------------------------------------
                  Total deposits                                                      386,285      197,192      307,161
      Short-term borrowings                                                             4,139          691          540
      Other liabilities                                                                 2,661        1,031        3,380
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     393,085      198,914      311,081
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
      Common stock, $.10 par value,  authorized  10,000,000 shares;  outstanding
      September 30, 1995, 2,080,692; December 31, 1995, 3,084,309; and,
      September 30, 1996, 3,667,166                                                       367          208          308
      Surplus                                                                          27,943       12,115       21,522
      Retained earnings                                                                10,877        8,102        8,492
      Net unrealized (loss) gain on securities available-for-sale                        (111)        (121)         158
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                             39,076       20,304       30,480
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                            $ 432,161    $ 219,218    $ 341,561
=======================================================================================================================

        The accompanying notes are an integral part of these statements.

                                    Page -4-


                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(thousands of dollars; except per share data)
                                                                Nine Months Ended Three Months Ended
                                                                    September 30,      September 30,
                                                                  1996       1995      1996     1995
====================================================================================================
Interest income:
      Loans, including fees                                    $ 16,744      8,956   $6,220   $3,083
      Investment securities:
            Taxable interest                                      3,352      1,884    1,373      626
            Interest exempt from federal income taxes                85         32       33       10
            Dividends                                               287        138       71       59
      Federal funds sold                                            307        273      100       69
----------------------------------------------------------------------------------------------------
            Total interest income                                20,775     11,283    7,797    3,847

Interest expense:
      Deposits                                                    7,500      3,854    2,807    1,397
      Borrowed funds                                                 76         27       30       10
----------------------------------------------------------------------------------------------------
            Total interest expense                                7,576      3,881    2,837    1,407
Net interest income                                              13,199      7,402    4,960    2,440
Provision for possible loan losses                                1,480        400      446      120
----------------------------------------------------------------------------------------------------

Net interest income after provision for possible loan losses     11,719      7,002    4,514    2,320

Noninterest income:
      Service charges, fees and commissions                       1,242      1,032      459      345
      Investment securities losses (gains)                           (5)        26                26
      Gain on the sales of loans                                    263        135      126       87
      Other                                                         240         77       39       12
----------------------------------------------------------------------------------------------------
            Total noninterest income                              1,740      1,270      624      470

Noninterest expense:
      Salaries and employee benefits                              5,021      3,135    1,882    1,093
      Occupancy                                                     927        528      369      180
      Furniture and equipment                                       659        502      261      186
      Outside services                                              418        222      202       71
      Postage and supplies                                          409        288      174       89
      Insurance and assessments                                     108        312       36       17
      Losses, writedowns, expenses - other real estate owned        226        147       66       68
      Other                                                       1,325        944      526      297
----------------------------------------------------------------------------------------------------
            Total noninterest expense                             9,093      6,078    3,516    2,001
----------------------------------------------------------------------------------------------------
Income before taxes                                               4,366      2,194    1,622      789
Income taxes                                                      1,323        773      445      275
----------------------------------------------------------------------------------------------------
NET INCOME                                                     $  3,043    $ 1,421   $1,177   $  514
====================================================================================================
Net income per share                                           $   0.93    $  0.68   $ 0.32   $ 0.24
Weighted average shares outstanding of common stock               3,276      2,081    3,656    2,081

        The accompanying notes are an integral part of these statements.

                                    Page -5-


                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(thousands of dollars)
Nine Months Ended September 30,                                                      1996        1995
-----------------------------------------------------------------------------------------------------
Operating Activities:
      Net income                                                                 $  3,043    $  1,421
      Adjustment for noncash charges (credits):
      Provision for depreciation and amortization                                     537         337
      Losses from sale or disposal and provisions to reduce the carrying value
            of other real estate owned, net                                           162         106
      Investment securities losses (gains), net                                         5         (26)
      Accretion of discounts and amortization of premiums on bonds, net                91         182
      Provision for possible loan losses                                            1,480         400
      Decrease in accrued interest income and other assets, net                       (63)       1,264
      Increase in loans held-for-sale                                              (1,785)     (1,558)
      (Decrease) Increase in accrued interest and other liabilities, net           (1,537)        486
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           1,933       2,612
-----------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in noninterest-bearing accounts                                 (3,417)     (4,728)
      Net (decrease) increase in interest-bearing accounts                         (1,571)      5,048
      Increase (decrease) in short-term borrowings, net                             3,599        (109)
      Proceeds from issuance of common stock                                          170           0
      Cash equivalents acquired, net                                               14,236           0
      Cash dividends paid                                                            (561)       (208)
-----------------------------------------------------------------------------------------------------
Net cash used for financing activities                                             12,456           3
-----------------------------------------------------------------------------------------------------

Investing activities:
      Principal collections, net of originations                                    3,575      (6,188)
      Proceeds from sales of loans                                                    313       1,185
      Decrease in interest-bearing time deposits                                    3,000           0
      Purchases of securities available-for-sale                                  (44,909)    (21,171)
      Proceeds from sales of securities available-for-sale                          7,009       1,565
      Proceeds from maturities of securities available-for-sale                    24,136      14,563
      Purchases of securities held-to-maturity                                     (4,521)     (2,771)
      Proceeds from maturities of securities held-to-maturity                       4,500       8,555
      Proceeds from sales of other real estate owned                                  641         439
      Purchases of premises and equipment, net                                     (1,058)       (540)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                               (7,314)     (4,363)
-----------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents                              7,075      (1,748)
      Cash and cash equivalents, beginning of period                               23,625      27,815
-----------------------------------------------------------------------------------------------------
      Cash and cash equivalents, end of period                                   $ 30,700    $ 26,067
=====================================================================================================

Schedule of noncash investing and financing activities:
      Loans charged off, net of recoveries                                       $  2,167    $    595
      Real estate acquired through foreclosure                                      1,402         400
      Income tax paid                                                               1,802         590
      Interest paid                                                                 7,723       3,861

        The accompanying notes are an integral part of these statements.

                                    Page -6-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------

The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("NEBT") and The Equity Bank ("EQBK"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

Note 2 - Purchase Accounting
----------------------------

On November 30, 1995, the Company consummated a reorganization with EQBK by issuing 1,003,617 shares of the Company's Common Stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of EQBK. In addition, on July 11, 1996, the Company completed an acquisition of Manchester State Bank ("MSB") by issuing 548,857 shares of the Company's common stock and paying $3,520,000 in cash for all of the outstanding common shares of MSB. Both transactions were accounted for as purchases, and thus, the comparative statements do not include prior operating results of either entity.

                                    Page -7-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                    Page -8-

Financial condition
-------------------

Total assets at September 30, 1996 were $432,161,000, an increase of $90,600,000, or 27%, from $341,561,000 at December 31, 1995. This increase is primarily the result of the Company's acquisition of Manchester State Bank ("MSB"); which was completed on July 11, 1996 and added approximately $90,000,000 in assets to the Company. During the first nine months of 1996, loans outstanding increased $61,178,000 or 28% to $283,413,000. Investment securities increased by $16,780,000 and ended the quarter at $100,085,000. Securities held-to-maturity were virtually unchanged and stood at $7,107,000 at September 30, 1996 compared to $7,066,000 at December 31, 1995. Conversely, securities available-for-sale increased $16,162,000 from $75,063,000 to $91,225,000 during the period. Federal funds sold decreased by $1,225,000 and stood at $7,850,000 at September 30, 1996. Federal funds, overnight loans to other banks, represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs of the Company.

Total deposits, which constitute the principal funding source of the Company's assets, increased $79,124,000 from December 31, 1995 and amounted to $386,285,000 at September 30, 1996. Of this increase, fully 17%, or $14,000,000, was noninterest bearing transaction accounts. Borrowed funds increased by $3,599,000 and stood at $4,139,000 at quarter-end. Accrued interest payable and other liabilities were $2,661,000, a decrease of $719,000 from $3,380,000 at December 31, 1995. Total shareholders' equity was $39,076,000 at September 30, 1996, an increase of $8,596,000 over December 31, 1995. The increase included additions from net income for the first nine months of 1996 $3,043,000, $6,310,000 in capital acquired (from the MSB acquisition) and $170,000 related to the exercise of options granted to certain executives in 1993. Decreases included declared dividends of $658,000 and a $269,000 decrease in net unrealized (loss) gain on securities available-for-sale (net of related tax effect).

Securities held-to-maturity
---------------------------

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity totaled $7,107,000 at September 30, 1996 versus $7,066,000 at December 31, 1995:


                                                         September 30, 1996    December 31, 1995
-------------------------------------------------------------------------------------------------
                                                          Amortized            Amortized
                                                               Cost     Fair        Cost     Fair
(in thousands)                                                Basis    Value       Basis    Value
-------------------------------------------------------------------------------------------------
Debt securities issued by...
 ...the U.S. Treasury and other U.S. government agencies      $4,515   $4,514      $5,501   $5,560
 ...states of the United States and political subdivisions
      of the states                                           2,592    2,619       1,565    1,629
-------------------------------------------------------------------------------------------------
                                                             $7,107   $7,133      $7,066   $7,189
=================================================================================================


Securities available-for-sale
-----------------------------

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At September 30, 1996, the net unrealized loss on securities available-for-sale was $194,000 while at December 31, 1995 the net unrealized gain was $272,000, representing an increase in net unrealized losses of $466,000. As shown in the table below, investments in securities available-for-sale totaled $91,225,000 at September 30, 1996 versus $75,063,000 at December 31, 1995:

                                    Page -9-



                                                         September 30, 1996                 December 31, 1995
-------------------------------------------------------------------------------------------------------------------
                                                       Amortized                         Amortized
                                                            Cost             Fair             Cost             Fair
(in thousands)                                             Basis            Value            Basis            Value
-------------------------------------------------------------------------------------------------------------------
Marketable equity securities                             $ 9,504          $ 9,656          $15,115          $15,201
Debt securities issued by...
 ...the U.S. Treasury and U.S. government agencies         60,812           60,496           38,734           38,806
 ...Corporations                                            8,667            8,642            9,688            9,668
Mortgage-backed securities                                12,459           12,431           11,256           11,388
-------------------------------------------------------------------------------------------------------------------
                                                         $91,442          $91,225          $74,793          $75,063
===================================================================================================================


Nonperforming Assets
--------------------

The  following  table  sets  forth  information   pertaining  to  the  Company's
nonperforming assets and the level of the allowance for possible loan losses relative to those assets.



(in thousands)
                                                                      September 30, 1996      December 31,1995
--------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                  $6,373                $4,725
Other real estate owned                                                            1,838                   728
--------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                        $8,211                $5,453
--------------------------------------------------------------------------------------------------------------

Loans past due in excess of ninety days and accruing interest                     $  453                $  273
Ratio of nonperforming assets to total loans and OREO                               2.9%                  2.5%
Ratio of nonperforming assets and loans past due in excess of
      ninety days and accruing interest to total loans and OREO                     3.0%                  2.6%
Ratio of allowance for loan losses to total loans                                   2.0%                  2.0%
Ratio of allowance for loan losses to nonperforming assets and
      loans in excess of ninety days past due and accruing interest                66.6%                 77.6%
Ratio of nonperforming assets and loans in excess of ninety days
      past due and accruing interest to total shareholders' equity                 22.2%                 18.8%



As shown on the table below, total nonperforming assets increased $2,758,000 to $8,211,000 at September 30, 1996 from $5,453,000 at December 31, 1995 compared to a year-to-date decrease of $574,000 during the nine months ended September 30, 1995:

Nine Months ending September 30,                   1996           1995
----------------------------------------------------------------------
Beginning Balance; December 31, 1995 and 1994    $5,453         $3,548
      Changes incident to acquisition             4,360
      Internal reclassifications                  3,943          1,447
      Acquired OREO                                 537
      Sales of OREO                                (685)          (439)
      Charge-offs and writedowns                 (2,515)          (804)
      Loans returned to performing status          (606)          (433)
      Repayments                                 (2,276)          (345)
----------------------------------------------------------------------
Ending Balance                                   $8,211         $2,974
======================================================================

In large part, nonperforming assets increased due to the merger and acquisiton (of EQBK and MSB, respectively) accounting for $4,360,000 and $537,000 in nonaccural loans and OREO. In additon, the $3,943,000 in internal reclassifications, $2,515,000 in charge-offs and $2,276,000 in repayments includes nine and three months of EQBK and MSB operations, respectively. Nonperforming loans may be returned to performing status when they have regained compliance with their original terms and the borrower demonstrates an ongoing ability to continue performing as agreed.

The Company's allowance for possible loan losses was $5,769,000 at September 30, 1996, as compared to $4,446,000 at December 31, 1995. Activity in the allowance for possible loan losses for the nine months ending September 30, 1995 and 1996 was as follows:

                                   Page -10-

(in thousands)
Nine months ended September 30,                      1996            1995
-------------------------------------------------------------------------
Balance beginning of period                        $4,446          $2,565
Changes incident to acquisition, net                2,010               0
Provisions charged to operations                    1,480             400
Recoveries on loans previously charged-off            230             102
Loans charged-off                                  (2,397)           (698)
-------------------------------------------------------------------------
Balance end of period                              $5,769          $2,369
=========================================================================

Provisions for possible loan losses charged to operations for the first nine months of 1996 were $1,480,000, representing an increase of $1,080,000 from the same period in 1995. EQBK's provision represents approximately three-quarters of this increase as it is included for the first time. The remaining increase in provisions primarily relates to loan growth--anticipated to result from both the openings of new branch facilities (in the towns of Canton and West Hartford, Connecticut by the Company's subsidiary, New England Bank) and the Company's acquisition of MSB. During the nine month period, charge-offs increased
$1,699,000. As with the change in provisions, this increase is largely due to the inclusion of both EQBK's and MSB's operations for the first time.
Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries' loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed.

Capital
-------

Under currently applicable Federal Reserve Board regulations, the Company must maintain a minimum risk based capital ratio of 8.0% of which 4.0% must be Tier 1 capital and a minimum leverage capital ratio of between 4.0% and 5.0%. In addition, under FDIC regulations, the Company's subsidiaries must meet these same minimum risk-based and leverage capital ratios. These requirements are minimum ratios and banks may be required to maintain higher ratios. In addition, the FDIC Improvement Act (FDICIA) categorizes banks, according to their capital levels, into one of five categories ranging from "well capitalized" to "critically undercapitalized." Each category serves to determine a bank's deposit insurance premium as well as any mandated restrictive regulatory actions. As of September 30, 1996, NECB's subsidiary banks were categorized as "well capitalized," which specifies for minimum Leverage, Tier 1, and Total Capital, ratios of 5%, 6% and 10%, respectively.

Total shareholders' equity of the Company at September 30, 1996 was $39,076,000 compared to $30,480,000 at December 31, 1995. The Company's Tier 1 leverage capital ratio was 8.62% at September 30, 1996. The capital ratios of the Company and each of its subsidiaries were in compliance with all applicable regulatory requirements. Along with the regulatory minimums, the table below summarizes the Company's leverage and risk-based ratios as well as those of its subsidiaries at September 30, 1996:

                     "Well Capitialized"       EQBK         NEBT     NECB
--------------------------------------------------------------------------------
Leverage                             5%        9.21%        7.93%    8.62%
Tier 1 Risk-Based                    6%       12.99%       11.36%   12.17%
Total Risk-Based                    10%       14.26%       12.62%   13.43%


Liquidity
---------

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

                                   Page -11-

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------

Note: On November 30, 1995 and July 11, 1996, the Company completed its merger with EQBK and acquisition of MSB, respectively. Both transactions were accounted for using the purchase method of accounting and thus, the results of operations for both entities are only included since the effective date of each transaction.

The Company's earnings are largely dependent upon net interest income and noninterest income from its banking subsidiaries. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other borrowings. Noninterest revenue is primarily derived from maintenance and transaction-based fees from commercial and personal checking accounts and gains from the sale of loans originated for sale.

For the three months ended September 30, 1996, the Company reported net income of $1,177,000 or $0.32 per share as compared to $514,000 or $0.24 per share for the same period of 1995. An important factor in these results was the $2,520,000 increase in net interest income which was supplemented by the $154,000 increase in noninterest revenue and partly offset by the $1,515,000 increase in noninterest expenses.

Net Interest Income
-------------------

As noted, net interest income increased by $2,520,000 and totaled $4,960,000 for the three months ended September 30, 1996, compared to $2,440,000 for the same period one year earlier. This increase primarily resulted from the inclusion of EQBK's and MSB's operations for the first time--which together added approximately $190,000,000 in interest earning assets and $150,000,000 and interest bearing liabilities.

Noninterest Income
------------------

The $154,000 increase in noninterest revenue is largely the result of a $114,000 increase in service charges, fees and commissions. This 33% increase is due to the added maintenance and transaction-based fees on deposit accounts acquired from both EQBK and MSB. In addition, with fixed-rate mortgage rates stabilizing in latter part of the second quarter, borrowers preference for this type of instrument increased accordingly and resulted in a $39,000 increase in gains on loans originated for sale.

Noninterest Expense
-------------------

Noninterest expense increased $1,515,000 to $3,516,000 from $2,001,000 during the same quarter last year. The increase was due to the inclusion of EQBK and MSB's operations in the Company's financial statements for the first time. The modest decrease in OREO related expenses reflects sale prices at or near their carrying value and a general improvement in the condition of acquired properties. As standard, management moves swiftly to dispose of these non-earning assets as soon as practicable after they have been acquired.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------------------------------

Net income for the nine months of 1996 amounted to $3,043,000, or $0.93 per share. This represents an increase of $1,622,000 from $1,421,000, or $0.68 per share reported for the first nine months of 1995. The year-to-date increase is primarily the result of the $5,797,000 increase in net interest income. This increase was added to by the $470,000 increase in noninterest income and partially offset by the $3,015,000 increase in noninterest expenses during nine months ended September 30, 1996.

Net Interest Income
-------------------

The $5,797,000 increase in net interest income primarily resulted from the inclusion of EQBK's and MSB's operations for the first time, and, to a lesser degree, the year-to-date net interest margin (net yield on average earning assets), was approximately 10 basis points higher in 1996 than 1995. On a year-to-date basis, approximately 86% of the change in net interest income was due to volume changes while 14% resulted from changes in interest rates earned on earning assets or paid on interest bearing liabilities.

As shown in the following table, the net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 1996 was 5.35% compared to 5.24% for the same period one year ago. The average rate paid on interest bearing

                                   Page -12-
liabilities through the first nine months of 1996 was 3.86% compared to 3.51% in 1995. At the same time, the average rate (year-to-date) earned on earning assets was 8.38% at quarter ended September 30, 1996 from 7.97% in the same period in 1995.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES
--------------------------------------------------------------

The table below presents the Company's average balance sheets (computed on a daily basis), net interest income, and interest rates for nine months ended September 30, 1996 and September 30, 1995. The table reports nonaccruing loans as part of average loans outstanding and interest income is presented on a tax-equivalent basis which reflects a federal tax rate of 34% for all periods presented.

Nine Months Ended                                              September 30, 1996                         September 30, 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                   Average                    Average           Average                    Average
(in thousands)                                     Balance       Interest        Rate           Balance       Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold                                $  7,391         $  282       5.10%          $  6,406         $  273       5.70%
Interest-bearing time deposits                         799             42       7.03%
Investment securities:
      Held-to-maturity                               7,430            387       6.96%             9,140            469       6.86%
      Available-for-sale                            77,846          3,496       6.00%            37,854          1,650       5.83%
Mortgages held for sale                              2,239            126       7.52%               726             33       6.08%
Loans                                              238,909         16,628       9.31%           136,263          8,923       8.76%
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      334,614         20,961       8.38%           190,389         11,348       7.97%

Allowance for loan losses                           (5,201)                                      (2,382)
Cash & due from banks                               14,835                                        9,112
Other assets                                        14,646                                        9,109
----------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                $358,894                                     $206,228
==================================================================================================================================

LIABILITIES
Regular savings deposits                          $ 73,619        $ 1,123       2.04%          $ 48,252         $  799       2.21%
NOW account deposits                                34,647            340       1.31%            20,618            190       1.23%
Money market deposits                                5,111             42       1.10%             4,960             44       1.19%
----------------------------------------------------------------------------------------------------------------------------------
      Total savings deposits                       113,377          1,505       1.77%            73,830          1,033       1.87%
Time deposits                                      147,794          6,016       5.44%            73,585          2,821       5.13%
Borrowed funds                                       1,455             55       5.05%               599             28       6.25%
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 262,626          7,576       3.86%           148,014          3,882       3.51%
Demand deposits                                     59,743                                       37,738
Other liabilities                                    3,645                                          939
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                            326,014                                      186,691
Equity                                              32,880                                       19,537
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities & Equity                  $358,894                                     $206,228
==================================================================================================================================

Net interest income (tax equivalent basis)                        $13,385                                       $7,466
Less adjustment for tax-exempt income                                (186)                                         (64)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $13,199                                       $7,402
==================================================================================================================================
Net interest spread                                                             4.52%                                        4.46%
Net interest margin                                                             5.35%                                        5.24%


                                   Page -13-

Rate Volume Analysis
--------------------

The following table, which is presented on a tax-equivalent basis, reflects the changes, for the nine months ended September 30, 1996 when compared to the same period in 1995, in net income arising from changes in interest rates and from asset and liability volume, including mix. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                                          Change due to
                                                                            Change in:
                                      Increase                      -------------------------
(in thousands)                      (Decrease)                      Rate               Volume
---------------------------------------------------------------------------------------------
Interest earned on:
Federal funds sold                     $    9                  $  (31)                 $   40
Interest-bearing time deposits             42                      21                      21
Investment securities:
      Held-to-maturity                   (154)                    (16)                   (138)
      Available-for-sale                1,918                     127                   1,791
Mortgages held for sale                    93                      21                      72
Loans                                   7,705                     932                   6,773
---------------------------------------------------------------------------------------------
Total interest-earning assets          $9,613                  $1,054                  $8,559

Interest paid on:
Regular savings deposits               $  324                  $  (90)                 $  414
NOW account deposits                      150                      20                     130
Money market deposits                      (2)                     (3)                      1
---------------------------------------------------------------------------------------------
      Total savings deposits              472                     (73)                    545
Time deposits                           3,195                     336                   2,859
Borrowed funds                             27                     (11)                     38
---------------------------------------------------------------------------------------------
Total interest-bearing liabilities      3,694                     252                   3,442
---------------------------------------------------------------------------------------------
Net interest income change             $5,919                  $  802                  $5,117
=============================================================================================


As the above table indicates, for the nine months ended September 30, 1996 net interest income (on a fully tax equivalent basis) rose $5,919,000. Of this amount, $802,000 resulted from changes to interest rates earned on earning assets and paid on interest bearing liabilities. The remaining portion of the increase, $5,117,000 was derived from changes in volume of average assets and liabilities--primarily from the inclusion of EQBK and MSB in the 1996 results.

Noninterest Income
------------------

Noninterest income through September 1996 increased $470,000 to $1,740,000 from $1,270,000 in the first nine months of 1995. This increase includes the effect of the merger with EQBK (all of 1996) and the acquisition of MSB (from July 11, 1996 on). Both transactions served to significantly increase service charges, fees and commissions (by $210,000) and other revenue (by $163,000). In addition, gain on the sale of loans increased by $139,000 and totaled $263,000 at September 30, 1996.

Noninterest Expense
-------------------

Noninterest expenses amounted to $9,093,000 during the first nine months of 1996. This represents a $3,015,000 increase, or 50%, over the $6,078,000 reported during the first nine months of 1995 and is largely the result of the inclusion of EQBK and MSB for the first time. Beyond the effect of the merger, expenses increased moderately in salaries and benefits, occupancy, losses and writedowns on OREO and other expenses while insurance and assessments decreased. Salaries and benefit expense rose in response to both merit increases and Company-paid insurance expense. The increase in occupancy expense resulted from the additional lease expense for new facilities and the associated amortization of leasehold improvements and increased depreciation expense on the Company's new Technology Center--which began operations in March 1996. Expenses related to furniture and equipment and outside services also rose during the period, when compared to 1995. Finally, losses and writedowns on OREO property increased to $79,000 at September 30, 1996.

                                   Page -14-

Part II:    Other Information

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Default Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information

               (a) At a meeting of the Board of Directors of New England Community Bancorp, Inc. (the "Company") held on September 19, 1996, the Registrar and Transfer Company was appointed as the Company's sole stock transfer agent, sole registrar and sole dividend distribution agent. Registrar and Transfer Company replaced the Company's former transfer agent (ChaseMellon Shareholder Services) at the close of business, October 11, 1996.

Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)         Exhibits
                 Exhibit Number          Exhibit
                 27                      Financial Data Schedule

     (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996:

        (i) On July 11, 1996, NECB filed an 8-K to report that pursuant to the terms of the Plan and Agreement of Reorganization, dated as of December 19, 1995 by and among NECB, NEBT and MSB, NECB acquired all of the outstanding shares of MSB Common Stock. The Reorganization became effective on Friday, July 12, 1996 at 12:01 a.m.

        (ii) On July 26, 1996, NECB filed an amended 8-K (to item (i), above) which provided for the financial statements of business acquired.

        (iii) On October 3, 1996, the Company filed an 8-K to report that at a meeting of the Board of Directors of New England Community Bancorp, Inc., held on September 19, 1996, the board voted to change its Sole Transfer Agent, Sole Registrar and Sole Dividend Paying Agent to the Registrar and Transfer Company (R & T). R & T replaced the Company's former transfer agent (ChaseMellon Shareholder Services) at the close of business, October 11, 1996.

                                   Page -15-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW ENGLAND COMMUNITY BANCORP, INC.
                                             -----------------------------------

                                             /s/ Anson C. Hall
Date:  November 13, 1996                By:------------------------------------
                                             Anson C. Hall
                                             Vice President and Treasurer


                                   Page -16-