Form 10-K
period 1996-12-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1997-03-31
CIK 752324

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549


    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996

  /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                  For the transition period from__________to__________

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

At March 24, 1997, the aggregate market value of the outstanding Common Stock, exclusive of the shares held by non-affiliates of the Registrant, was $53,150,178.

The number of shares of the Registrant's Common Stock, $.10 par value, was 3,667,166 at March 24, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

                                                              Part Into
               Document                                  Which Incorporated
               --------                                  ------------------
The Information contained in the Registrant's
Proxy Statement (which is expected to be
filed within 120 days of fiscal year-end 1996 and
to be used in connection with the Annual
Meeting of Shareholders which is
anticipated to be held on May 20, 1997)
under the captions "Election of Directors,"
"Executive Compensation," "Security Ownership
of Directors and Executive Officers," and "Other
Information Relating to Directors and Executive
Officers."  Notwithstanding the foregoing, the
information contained in the Proxy Statement
pursuant to Items 402(k) and 402(l) of
Regulation S-K is not incorporated by reference
is not to be deemed part of this report.                        Part III

TABLE OF CONTENTS

Part I

        Item 1 - Business. . . . . . . . . . . . . . . . . . . . . . . . . ..4
        Item 2 - Properties. . . . . . . . . . . . . . . . . . . . . . . . .17
        Item 3 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .18
        Item 4 - Submission of Matters to a Vote of Security Holders . . . .18

Part II

        Item 5 - Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . . . . . . . .19
        Item 6 - Selected Financial Data . . . . . . . . . . . . . . . . . .19
        Item 7 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . .20
        Item 8 - Financial Statements and Supplementary Data . . . . . . . .30
        Item 9 - Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . . . . . . .30

Part III

        Item 10 -Directors and Executive Officers of the Registrant. . . . .31
        Item 11 -Executive Compensation. . . . . . . . . . . . . . . . . . .31
        Item 12 -Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . . .31
        Item 13 -Certain Relationships and Related Transactions31

Part IV

        Item 14 -Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .31



Signatures

New England Community Bancorp, Inc.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 1996

PART I

ITEM 1.    BUSINESS

        General.

        New England Community Bancorp, Inc. ("NECB", the "Registrant" or the "Company"), which was formally known as Olde Windsor Bancorp, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. NECB was organized under the laws of Delaware in 1984 and directly owns both New England Bank and Trust Company ("NEBT") and The Equity Bank ("EQBK") (together the "Subsidiaries"), both Connecticut chartered commercial banks.

        Recent Growth of NECB.

        NECB has built its community banking network through both internal growth and acquisitions. In 1985, NECB was formed by the shareholders Windsor Bank and Trust Company ("Windsor Bank") a Connecticut-chartered bank and trust company. NECB subsequently acquired all of the capital stock and became the sole shareholder of Windsor Bank. In 1986, NECB acquired a second bank subsidiary, NEBT. In 1988, the two subsidiaries were combined retaining the NEBT name. In 1995, NECB created a second banking subsidiary when it acquired all of the outstanding common stock of EQBK, which was founded in 1987. In 1996, the Company acquired all the outstanding common stock of Manchester State Bank ("MSB"), which was merged with and into NEBT. Both transactions were accounted for as purchases and, as such, prior year comparative data was not revised to include information about either entity.

        On February 20, 1997, the Company and First Bank of West Hartford ("First Bank ") signed a definitive agreement under which the Company will acquire First Bank in a merger which is intended to be a tax free transaction and which the Company anticipates will be accounted for as a pooling-of-interests. Each of the outstanding shares of First Bank will be exchanged for
0.62 shares of the Company's common stock. At December 31, 1996, First Bank had total assets of $84 million, deposits of $70 million and shareholders' equity of $9 million. Net income for the year ended December 31, 1996 amounted to $1.3 million.

        The acquisition is conditioned upon requisite bank regulatory approvals and the approval of shareholders of the Company and First Bank as well as other customary conditions. It is anticipated that the acquisition will be consummated in the third quarter of 1997.

        Management of NECB is continuously exploring potential opportunities to prudently expand NECB's earning potential through expansion of NECB's base of earning assets within its existing market area or in proximate geographic areas through the establishment or acquisition of other banking operations. However, there can be no assurance that the Company will be able to acquire additional financial institutions or, if additional financial institutions are acquired, that these acquisitions will enhance the profitability of the Company.

        Regulatory Matters  -- General.

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

        The descriptions of the statutory provisions and regulations applicable to banks and bank holding companies set forth below do not purport to be a complete description of such statutes and regulations and their effects upon NECB or its Subsidiaries. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on NECB and/or its Subsidiaries are difficult to determine.

        There is a variety of statutory and regulatory restrictions governing the relations among NECB and its subsidiaries. They include:

        Capital Adequacy Guidelines and Deposit Insurance.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December of 1991, required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

        Bank holding companies must comply with the Federal Reserve Board's ("FRB") risk-based capital guidelines. Under the guidelines, risk weighted assets are calculated by assigning assets and certain off-balance sheet items to broad risk categories. The total dollar value of each category is then weighted by the level of risk associated with that category. A minimum risk-based capital to risk based assets ratio of 8.00% must be attained. At least one half of an institution's total risk based capital must consist of Tier
1 capital, and the balance may consist of Tier 2, or supplemental, capital. Tier 1 capital consists primarily of common shareholders' equity along with preferred or convertible preferred stock, minus goodwill. Tier 2 capital consists of an institution's allowance for loan losses, subject to limitation, hybrid capital instruments and certain subordinated debt. The allowance for loan losses which is considered Tier 2 capital is limited to l.25% of an institution's risk-based assets. As of December 31, 1996, NECB's total risk-based capital ratio was 13.5%. The risk-based Tier 1 ratio was 12.2% and the leverage capital ratio was 8.5%. All ratios exceed the requirements under these regulations.

        In addition, the Federal Reserve Board has promulgated a leverage capital standard, with which bank holding companies must comply. Bank holding companies must maintain a minimum Tier l capital to total assets ratio of 3%. However, institutions which are not among the most highly rated by federal regulators must maintain a ratio 100 to 200 basis points above the 3% minimum. As of December 31 1995, NECB had a leverage capital ratio of 8.5%.

        See also "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Capital" for additional discussion.

        The FDIC insures NEBT's and EQBK's deposit accounts in amounts up to $100,000 for each insured depositor. NEBT and EQBK, as Connecticut-chartered FDIC-insured banks, are regulated by the FDIC in many of the areas also regulated by the Connecticut Banking Commissioner. The FDIC also conducts its own periodic examinations of NEBT and EQBK, and each institution is required to submit financial and other reports to the FDIC on a quarterly and annual basis, or as otherwise required by the FDIC.

        FDICIA also required that the FDIC insurance assessments move from flat-rate premiums to a system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund ("BIF") at a reserve ratio specified in FDICIA. In August 1995, the FDIC, in anticipation of BIF's imminent achievement of a required 1.25% reserve ratio, reduced the deposit insurance premium rates paid on BIF-insured banks from a range of $.23 to $.31 per $100 of deposits to a range of $.04 to $.31 per $100 of deposits. The new rate schedule for the BIF was made effective June 1, 1995. The FDIC refunded to BIF-insured institutions the excess premiums they had paid for the period beginning on June 1, 1995. On November 14, 1995, the FDIC voted to reduce annual assessments for the semi-annual period beginning January 1, 1996 to the legal minimum of $2,000 for BIF-insured institutions, except for institutions that are not well capitalized and are assigned to higher supervisory risk categories. Deposits insured under the Savings Association Insurance Fund ("SAIF") range between 23 and 31 cents.

        The provisions of FDICIA and the risk-based insurance assessment have not had a material effect upon the financial position of NECB since each subsidiary qualifies for the lowest assessment rate.

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

        Restrictions on Dividend Payments.

        The holders of NECB Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of NECB out of funds legally available, subject to the preferential dividend rights of any preferred stock that may be outstanding from time to time.

        The only statutory limitation restricting the payment of dividends is that such dividends may not be paid when NECB is insolvent. Because funds for the payment of dividends by NECB come primarily from the earnings of NECB's Subsidiaries, as practical matter, restrictions on the ability of NEBT and EQBK to pay dividends act as restrictions on the amount of funds available for the payment of dividends by NECB.

        NECB is also subject to FRB policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

        Restrictions on Transactions Between NECB and the Subsidiary Banks.

        The Banking Affiliates Act of 1982, as amended, severely restricts loans and extensions of credit by the subsidiaries to NECB and NECB affiliates (except affiliates which are banks). In general, such loans must be secured by collateral having a market value ranging from 100% to 130% of the loan, depending upon the type of collateral. Furthermore, the aggregate of all loans from the Subsidiaries to NECB and its affiliates may not exceed 20% of that Bank's capital stock and surplus and, singly to NECB or any affiliate, may not exceed 10% of the Bank's capital stock and surplus. Similarly, the Banking Affiliates Act of 1982 also restricts the Bank in the purchase of securities issued by, the acceptance from affiliates of loan collateral consisting of securities issued by, the purchase of assets from, and the issuance of a guarantee or standby letter-of-credit on behalf of, NECB or any of its affiliates.

        Holding Company Supervision.

        NECB is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and consequently is subject to regulation and examination by the FRB. Bank holding companies are required to file annually with the FRB a report of their operations and they and their subsidiaries are subject to examination by the Board of Governors of the Federal Reserve System.

        The Holding Company Act also requires prior approval by the FRB before a bank holding company (i) merges or consolidates with another bank holding company, (ii) acquires, directly or indirectly, ownership or control of voting shares of a bank if after such acquisition it would own or control directly or indirectly more than five percent of the voting stock of such bank, except where 50 percent or more is already owned, or (iii) acquires substantially all of the assets of any bank.

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

        In general, the Federal Reserve Board, under its regulations and the Bank Holding Company Act, regulates the activities of bank holding companies and non-bank subsidiaries of banks. The regulation of the activities of banks, including bank subsidiaries of bank holding companies, generally has been left to the authority of the supervisory government agency, which for the Bank is the FDIC and the Connecticut Department of Banking (the "Department").

        Interstate Banking Authority.

        The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress and signed into law on September 29, 1994, significantly changed interstate banking rules. Pursuant to the Interstate Banking and Branching Act, a bank holding company is able to acquire banks in states other than its home state beginning September 29, 1995, regardless of applicable state law.

        The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, beginning June, 1997. Under such legislation, each state has the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, a state may "opt in" with respect to de novo branching, thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank.

        In addition, in 1995, the Connecticut General Assembly revised its Interstate Banking Act to "opt-in" acquisitions of and mergers with Connecticut banks and bank holding companies with banks and bank holding companies in other states. It is likely that such legislative authority will increase the number or the size of financial institutions competing with NEBT and EQBK for deposits and loans in its market place, although it is impossible to predict the effect upon competition of such legislation.

        Cross Guarantee Provisions and Source of Strength Doctrine.

        Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservatory or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicative that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

        According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a bank subsidiary of the Company or related to FDIC assistance provided to the subsidiary in danger of default -- the other bank subsidiaries of the Company may be assessed for the FDIC's loss, subject to certain exceptions.

        Connecticut Regulation.

        As state-chartered banks and members of the FDIC, NEBT and EQBK are subject to regulation both by the Department and by the FDIC. Applicable laws and the regulations impose restrictions and requirements in many areas, including interest rates on selected instruments, capital requirements, maintenance of reserves, establishment of new branch offices, making of loans and investments, consumer protection, employment practices and other matters. Any new regulations or amendments to existing regulations may materially affect the services offered, expenses incurred and/or income generated by the subsidiaries.

        The Department regulates NEBT's and EQBK's internal organization as well as their deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, to open branch offices and to consummate merger transactions and other business combinations. The Department conducts periodic examinations of NEBT and EQBK. The Connecticut banking statutes also restrict the ability of NEBT and EQBK to declare cash dividends to their sole shareholder, NECB.

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

        Other FDIC Regulation.

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

        Narrative Description of Business.

        NECB exists primarily to hold the stock of its Subsidiaries. During most of 1996, NECB had two directly-owned subsidiaries -- NEBT and EQBK. In
addition, NECB, through NEBT, indirectly owned one additional subsidiary.   The
historical growth of, and regulations affecting, each of NECB's direct and indirect subsidiaries is described in Item 1(a) above, which is incorporated herein by reference.

        NECB is a legal entity separate from its subsidiaries. The stock of NEBT and EQBK are NECB's principal assets. Dividends from NEBT and EQBK are the primary source of income for NECB. As explained above in Item 1(a), legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Subsidiaries to NECB.

        NECB currently maintains its executive offices in Windsor, Connecticut. At December 31, 1996, the subsidiaries operated out of 13 offices located primarily in north central Connecticut. In November 1995, NECB purchased a 18,000 square foot building in East Hartford, Connecticut to house the Company's data processing and other support operations.

        At December 31, 1996, NECB through its subsidiaries had deposits of $386,897,000, net loans of $283,482,000 and total assets of $433,159,000. As of March 12, 1997, NECB ranked 20th among all banks and thrifts in Connecticut in terms of total deposits -- reflecting pending acquisitions (source: SNL Securities).

        The strategy of NECB is to operate its Subsidiaries as community-oriented banking institutions dedicated to providing personalized service.
NECB believes that its maintenance of professional, personalized service has resulted in its ability to obtain and service many of the small to medium sized desirable commercial credits in its market area. As part of its growth strategy, NECB intends to continue to provide personalized banking services whether expansion occurs through internal growth, de novo expansion, reorganization or acquisition. As indicated above, the Company's profitability and its financial condition may be significantly impacted by the continuing implementation of its acquisition strategy and by the consummation of its recent and/or pending acquisitions.

        The Subsidiaries are full service commercial banks and offer the services generally performed by commercial banks of similar size and character, including checking, savings, and time deposit accounts, 24-hour telephone banking, cash management services, safe deposit boxes, secured and unsecured personal and commercial loans, residential and commercial real estate loans and letters of credit. The Subsidiaries deposit accounts are competitive in the current environment and include money market accounts and a variety of interest and noninterest-bearing transaction accounts. NECB provides these services to a diverse range of customers and neither institution relies on any one depositor for a significant percentage of deposits made in their respective institutions. Management believes that the business of each institution will continue to be broadly based and will not depend on the business of one or a few customers, the loss of any or all of which would materially and adversely affect its business.

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

        NEBT's and EQBK's deposits are insured by the FDIC and are primarily invested in investment securities and loans to borrowers within the NEBT's and EQBK's respective market area. A variety of loan products are available to potential borrowers including secured and unsecured loans, inventory financing, term loans, interim construction financing, mortgage loans and home equity loans. NEBT is an approved Federal Home Loan Mortgage Corporation ("FHLMC") lender, thereby allowing it to make mortgage loans, sell such loans in the secondary market and retain the servicing rights to these loans.

        Both subsidiaries are members of the Federal Home Loan Bank ("FHLB") through the Federal Home Loan Bank of Boston. The FHLB encourages and supports residential mortgage lending by allowing member banks to borrow money long term at favored rates based on certain lending ratios and the ownership of shares in the FHLB.

        Fee income is generated through traditional deposit related services such as checking account charges, overdraft fees, stop payment and returned
item fees.   Twelve of NEBT's eighteen automated teller machines ("ATMs"), which also generate fee income, are located at NEBT's offices. Two ATMs are located within the terminal areas at Bradley International Airport in Windsor Locks, Connecticut and four are installed in retail stores throughout its market area. The ATMs at branch locations are primarily for efficient utilization of branch personnel resources and customer convenience, while machines located away from NEBT premises are primarily utilized by non-customers and provide NEBT with greater revenues than do the ATM's located at branch locations. The servicing of mortgage loans sold to the FHLMC and the rental of safe deposit boxes to customers also provides revenues.

        NECB and its Subsidiaries had 185 full-time equivalent employees as of December 31, 1996, compared to 115 employees at the end of 1995. Employees are not represented by a collective bargaining unit and the relationships with employees of the Company are considered to be good.

        Competition and General Business Conditions.

        The banking business in Connecticut is intensely competitive. During the past several years the focus of the industry has shifted from improvement in asset quality and expense reduction to growth in market share. Connecticut-based financial institutions had been adversely affected by the economic downturn and devaluation of real estate. Many of the banks in Connecticut and the region had spent much of early nineties strengthening their balance sheets in order to either position themselves for future opportunities or, in some cases, simply to survive. While this created an attractive opportunity for expansion for well-capitalized institutions, many banks have not maintained a capital cushion adequate enough to pursue these opportunities. Accordingly, the total number of competitors within the market has been decreasing.
However, NECB has come into competition with new banks as a result of the erosion of the previous barriers to inter-state banking.

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

        There are approximately 28 commercial banks throughout Connecticut. In addition, large out-of-state banks compete for the business of Connecticut residents and businesses located in NECB's primary market. A number of other depository institutions compete for the business of individuals and commercial enterprises in Connecticut including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies, and insurance companies, also compete with NECB for both loans and deposits. Competition for depositors' funds and for creditworthy loan customers is intense. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and in the case of loans to larger commercial borrowers, relative lending limits. As in the past, NECB's future earnings will be affected by changes in the prevailing interest rates, as well as other financial market developments and regulatory controls beyond the control of NECB's Management.

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

        Despite this competition with institutions commanding greater financial resources, the Bank's supply of funds has imposed no substantial impediment to its normal lending functions. While the Bank's are limited to making commercial loans to a single borrower in an amount not to exceed fifteen percent of its capital and has a "house limit" significantly below that level, it has, on occasion, arranged for participation by other banks in larger loan accommodations.

        NECB operates banks which are community-oriented with a commitment to customer service, sound community relations and professional excellence. The target market of NEBT and EQBK consists of individual consumers and locally based businesses. Emphasis is placed upon "relationship banking" as NECB's banks strive to provide the majority (if not all) of their clients' borrowing and deposit needs. NEBT's primary market area is located in north central Connecticut. The primary market area of EQBK consists of the Towns of Wethersfield and Rocky Hill. The area of Hartford south of Park Street forms the secondary market of EQBK

        The Subsidiaries has focused on becoming an integral part of the communities it serves. Officers and employees are trained to meet the needs of their customers and emphasis is placed on addressing the needs of the local communities served.

        Executive Officers of the Registrant.

        The following table sets forth certain information of each executive officer of NECB who is not a director:

Name, Age and            Officer of    Principal Occupation
Position with NECB       NECB Since    During Past Five Years


Donat A. Fournier, 48    1993          Prior to employment with NECB,
                                       Vice President and Senior Loan Officer
                                       Mr. Fournier was Senior Executive
                                       Vice President with Eastland Financial
                                       Corporation in Woonsocket, Rhode Island

Anson C. Hall, 59        1993          Prior to employment with NECB,
                                       Vice President, Chief Financial Officer
                                       Mr. Hall owned and operated a business,
                                       and Treasurer Bestway Management,
                                       a management consulting firm

        Statistical Disclosure Required Pursuant to Securities Exchange Act, Industry Guide 3.

        The statistical disclosures for a bank holding company required pursuant to Industry Guide 3, not contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- contained herein, are presented on the following pages of this Report on Form 10-K:

 Page(s) of
          Item of Guide 3
This Report

     II.  Investment Portfolio ................15

    III.  Loan Portfolio ......................16

      V.  Deposits ............................17

     VI.  Return on Equity and Assets .........17

NECB, Inc. and Subsidiaries

S.E.C. GUIDE 3 - ITEM II

INVESTMENT PORTFOLIO

The following table presents maturities and weighted average yields at December 31, 1996. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yields on income from municipal obligations and equity securities were adjusted to a tax-equivalent basis.

(Amounts in thousands)
Available for Sale(1):
                                        After One After Five                                   Weighted
                                Within But Within But Within      After          No             Average
                              One Year Five Years  Ten Years  Ten Years    Maturity      Total    Yield
Debt securities issued by the
  U.S. Treasury and other U.S.
    government agencies           $6,124    $46,168    $11,022                           $63,314    6.74%
Mortgage-backed securities           259      2,446      1,148     $6,458                 10,311    6.98%
Corporate debt securities          2,503      5,620                                        8,123    6.22%
Marketable equity securities                                                   $3,689      3,689
                                 -------    -------   -------     -------     -------    -------    ------
                                  $8,886    $54,234    $12,170     $6,458      $3,689    $85,437
                                 -------    -------   -------     -------     -------    -------    ------
Weighted average yield             6.64%      6.40%      7.34%      6.99%                  6.81%
                                 -------    -------   -------     -------     -------    -------    ------

Held to Maturity:

Debt securities issued by the
  U.S. Treasury and other U.S.
    government agencies                      $3,507     $1,009                            $4,516    6.91%
Debt securities issued by states
    and political subdivisions
       of the states                            720      1,347       $774                  2,841    5.00%
                                 -------    -------   -------     -------     -------    -------
                                      $0     $4,227     $2,356       $774          $0     $7,357
Weighted average yield                        6.36%      5.99%      5.14%                  5.96%
                                 -------    -------   -------     -------     -------    -------

Total portfolio                   $8,886    $58,461    $14,526     $7,232      $3,689    $92,794
                                 =======    =======   =======     =======     =======    =======
Total weighted average yield       6.64%      6.39%      7.12%      6.88%                  6.73%
                                 =======    =======   =======     =======     =======    =======    ======

(1) Amounts shown at amortized cost.

NECB, Inc. and Subsidiaries

S.E.C. GUIDE 3 - ITEM III

LOAN PORTFOLIO

Types of loans at the end of each reporting period.

(Amounts in thousands)

At December 31,                            1996         1995         1994         1993         1992
Commercial and financial                  $55,601      $39,474      $27,033      $14,439      $19,490
Real estate
  Construction                             12,250       12,841        1,883          830        3,929
  Residential                              76,970       63,025       50,382       51,433       59,609
  Commercial                              114,174       80,793       40,863       38,234       38,140
Consumer                                   30,001       26,102       12,464       10,760       14,154
                                          -------      -------      -------      -------      -------
  Loans outstanding                      $288,996     $222,235     $132,625     $115,696     $135,322
                                          =======      =======      =======      =======      =======


NECB, Inc. and Subsidiaries

S.E.C. GUIDE 3 - ITEM III

LOAN PORTFOLIO

The following table shows the maturity and sensitivity of the Company's loan portfolio outstanding as of December 31, 1996.

                                                              After OneOne YearYear ThroughAfter
(Amounts in thousands)                           or Less     Five Years     Five Years    Total Loans
Commercial and financial                         $34,092        $15,083         $6,426        $55,601
  Real estate
    Construction                                   9,393            414          2,443         12,250
    Residential                                   35,995         22,012         18,963         76,970
    Commercial                                    57,049         48,693          8,432        114,174
Consumer                                          21,280          5,958          2,763         30,001
                                                 -------        -------        -------        -------
Total Loans                                     $157,809        $92,160        $39,027       $288,996
                                                 -------        -------        -------        -------
  Less:  allowance for possible loan losses                                                    (5,514)
                                                                                              -------
Total loans, net                                                                             $283,482
                                                                                              =======



NECB, Inc. and Subsidiaries

S.E.C. GUIDE 3 - ITEM V

DEPOSITS

The following table sets forth average deposits and average rates for each of the years indicated:

(Amounts in thousands)
                                   1996               1995                1994
                              Average            Average             Average
                              Balance   Rate     Balance     Rate    Balance     Rate
  Demand deposits           $  62,707            $  39,395          $  32,754
                              -------              -------            -------
  Regular savings deposits     76,310   2.02%       47,746   2.16%     56,819    2.02%
  NOW accounts                 38,370   1.25%       23,405   1.14%     23,197    1.32%
  Money market deposits         5,014   1.10%        5,047   1.82%      4,396    2.73%
                              -------              -------            -------
     Total savings deposits   119,694   1.74%       76,198   1.83%     84,412    1.87%
                              -------              -------            -------
  Time deposits               153,004   5.39%       80,615   5.35%     63,619    3.74%
                              -------              -------            -------
Total Deposits               $335,405             $196,208           $180,785
                              =======              =======            =======

NECB, Inc. and Subsidiaries

S.E.C. GUIDE 3 - ITEM VI

RETURN ON EQUITY AND ASSETS

Years Ended December 31,                     1996         1995         1994         1993         1992
Return on average assets                    1.14%         0.91%        0.56%        0.20%       0.18%
Return on average equity                   12.28          9.61         8.34         3.26        3.08
Dividend payout ratio                      22.22         22.52         6.10         0.00        0.00
Equity to assets                            9.33          8.92         8.53         6.40        5.83


ITEM 2.    PROPERTIES

        NECB is the owner of an operations center in East Hartford Connecticut -- located at 20 Founders Plaza, East Hartford, Connecticut. The 18,000 square foot facility houses the data and item processing and customer service functions and is adequate to support the foreseeable processing and support needs of NECB.

        NEBT's designated main office is located at Old Windsor Mall, Windsor, Connecticut. In addition to the designated main office in Windsor, NEBT has branches in Canton, East Windsor, Ellington, Enfield, Manchester (3), Somers, Suffield and West Hartford.

        During the year ended December 31, 1996, the aggregate rental expenses paid by NECB for all its office properties was approximately $336,000. All properties are considered to be in good condition and adequate for the purposes for which they are used.

ITEM 3.    LEGAL PROCEEDINGS

              There are no pending material adverse legal proceedings other than ordinary routine litigation incidental to normal business to which NECB, NEBT or EQBK is a party or to which any of their properties are subject. In connection with the consummation of its acquisition of EQBK, certain shareholders of EQBK gave notice of their intention to exercise their dissenters' rights and receive cash rather than stock in NECB. The arbitration process concluded in January 1997 with the Company making payment to the dissenters' for the amount it had reserved for such payment.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of NECB's 1996 fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

        As of December 31, 1996, there were 3,677,166 shares of NECB Common Stock issued and outstanding which were held by approximately 3,000 shareholders of record.

        NECB's Common Stock is listed Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years:

                                                   1996
                                       High                      Low
                                      -------                 -------
1st Quarter . . . . . . . . . . . .   $11 1/4                 $9 3/4
2nd Quarter . . . . . . . . . . . .    13                     10 1/2
3rd Quarter . . . . . . . . . . . .    13                     11 1/2
4th Quarter . . . . . . . . . . . .    15 3/8                 12 5/8

                                                   1995
                                       High                      Low
                                      -------                 -------
1st Quarter . . . . . . . . . . . .    $8 1/2                 $7 1/2
2nd Quarter . . . . . . . . . . . .     8 1/2                  7 3/4
3rd Quarter . . . . . . . . . . . .    10                      7 3/4
4th Quarter . . . . . . . . . . . .    10 1/4                  9 1/4

        The following table shows per share quarterly cash dividends declared upon the common stock over the last two years:

          1996                        1995

Q1 ............   $0.06      Q1 ............   0.05
Q2 ............    0.07      Q2 ............   0.05
Q3 ............    0.07      Q3 ............   0.05
Q4 ............    0.08      Q4 ............   0.055

        Dividends are generally declared within 45 days prior to the payable date, to shareholders of record l0 to 15 days after the declaration date.

        Reference should be made to pages 6 of this Report on Form 10-K for a discussion of Restrictions on Dividend Payments.

ITEM 6.    SELECTED FINANCIAL DATA

        Reference should be made to page 4 of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.

(amounts in thousands; except per share data)
Years Ended December 31,                     1996         1995         1994         1993         1992
Earnings:
Net interest income                       $18,415      $10,564       $8,577       $8,223       $8,846
Provision for loan losses                   1,854          700          530          764        2,679
Noninterest income                          2,378        1,692        1,616        2,115        2,350
Noninterest expense                        12,701        8,591        7,895        9,337        7,272
Net income                                  4,262        1,980        1,103          409          373

Per share data:
Net income                                  $1.26        $0.91        $0.82        $0.31       $0.29
Dividends declared                           0.28        0.205         0.05

Balance sheet data (as of end of year):
Loans                                    $288,996     $222,235     $132,624     $115,696     $135,322
Assets                                    433,159      341,561      216,690      203,184     211,727
Deposits                                  386,897      307,161      196,872      188,466     196,178
Shareholders' equity                       40,411       30,480       18,473       13,012      12,334

Operating ratios:
Return on average assets                    1.14%         0.91%        0.56%        0.20%       0.18%
Return on average equity                    12.28          9.61         8.34         3.26        3.08
Net interest margin                          5.34          5.28         4.80         4.60        4.80


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is Management's discussion of the financial condition and results of operations on a consolidated basis for the three (3) years ended December 31, 1996, of NECB. The consolidated financial statements of NECB include the accounts of NECB and its wholly-owned subsidiaries, NEBT and EQBK which became a subsidiary of NECB on November 30, 1995. Management's discussion should be read in conjunction with the consolidated financial statements and the related notes of NECB presented elsewhere herein.

Overview

       NECB reported net income for 1996 of $4,262,000 or $1.26 per share.
This represents a 115% increase over the $1,980,000 earned in 1995. On an earnings per share basis, 1996 increased 38% over the $0.91 earnings per share for 1995. The earnings and earnings per share for 1995 represented an 80% and 11% improvement, respectively, over the $1,103,000 or $0.82 per share earned in 1994. Growth in net income and earnings per share during 1996 primarily reflects the impact of the Company's merger with The Equity Bank and the acquisition of Manchester State Bank (together the "acquisitions") coupled with a strong net interest margin. Both transactions were accounted for as purchases and, as such, prior year comparative data were not restated to include information about either entity.

       Returns on average assets for 1996, 1995 and 1994 were 1.14%, 0.91% and 0.56%, respectively, while returns on average equity were 12.28%, 9.61% and 8.34%. These widely-used performance benchmarks are illustrative of NECB's improving performance during the last three years.

       Net interest income on a fully taxable-equivalent basis totaled $18,655,000 for 1996 compared to $10,685,000 in 1995. The net interest margin for 1996 was 5.34% versus 5.28% in 1995. The increase in net interest income is largely due to the acquisitions together with an improved mix of interest-earning assets and interest-bearing liabilities.

       The provision for possible loan losses was $1,854,000 in 1996 compared to $700,000 in 1995. The increased provision recorded in 1996 is primarily related to the growth experienced in conjunction with the acquisitions.

       Noninterest income increased to $2,378,000 in 1996 from $1,692,000 in 1995. The increase is largely the result of the acquisitions, which provided an additional $275,000 of recurring noninterest income in 1996. Other factors which served to increase noninterest income in 1996 included a 100% increase in the gain on sale of loans and a nonrecurring payment from the State of Connecticut for the settlement of a class action suit brought by financial institutions concerning the taxability of certain investments.

       Noninterest expense totaled $12,701,000 in 1996, compared to $8,591,000 in 1995. The increase is primarily the result of the acquisitions, net of the cost reductions derived from the elimination of duplicate operations.

       Total loans at December 31, 1996 amounted to $288,996,000 compared to $222,235,000 at December 31, 1995 while total deposits amounted to $386,897,000 at December 31, 1996 compared to $307,161,000 at December 31, 1995. In both cases, the increases were largely attributable to the acquisition of Manchester State Bank which provided $68,659,000 in loans and $84,115,000 in deposits.

Acquisition Summary

       In November 1995, the Company created a second bank subsidiary when it merged with The Equity Bank ("EQBK"). At the time of the transaction, EQBK had approximately $116 million in assets and operated out of a single office in Wethersfield, Connecticut. In July 1996, the Company completed its acquisition of Manchester State Bank ("MSB") which was subsequently merged with and into New England Bank ("NEBT"). MSB was a $91 million bank headquartered in Manchester, Connecticut, and operated three branches in the Town of Manchester.

       In an agreement dated February 20, 1997, the Company agreed to acquire First Bank of West Hartford which will, like MSB, be merged with and into NEBT. The agreement is subject to the approval of regulators and the shareholders of both NECB and First Bank and is expected to close in July 1997.

Net Interest Income

       Net interest income, which is the difference between interest earned on earning assets and interest paid on deposits and borrowings, represents the largest component of NECB's operating income. The principal earning asset of the Company is its loan portfolio -- which is comprised of loans to finance operations of businesses located within our market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage and personal loans to individuals. Representing a quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. While providing a source of revenue, these funds are used to provide reserves and meet the liquidity needs of the Company. Excess reserves are available to meet the borrowing needs of the communities we serve. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 34% for all periods presented.


(Amounts in thousands)                           1996        1995        1994
Interest income (financial statements)          $28,828     $16,300     $12,551
Tax equivalent adjustment                           240         121          48
Interest expense                                (10,413)     (5,736)     (3,974)
                                                -------     -------     -------
Net interest income (fully taxable equivalent)  $18,655     $10,685      $8,625
                                                =======     =======     =======


       In 1996, net interest income on a FTE basis was $18,655,000, a 75% increase over the $10,685,000 reported in 1995. The $10,685,000 for 1995 represented an increase of $2,060,000 or 24% from 1994. The $7,970,000 increase in 1996 was primarily the result of the acquisitions -- which together helped serve to increase interest-earning assets by approximately $146,800,000 and interest-bearing liabilities by $116,900,000 in 1996.



Consolidated Average Balances/Interest Earned or Paid/Rates 1994-1996

(Amounts in thousands)
                                       1996                           1995                        1994
                                     Interest                       Interest                    Interest
                           Average    Earned/             Average    Earned/           Average   Earned/
                           Balance     Paid     Rate      Balance     Paid     Rate    Balance     Paid   Rate
 Assets
 Interest-earning assets:
  Federal funds sold        $6,637      $354    5.33%       $7,246      $407   5.62%    $6,760     $279    4.13%
  Investment securities     89,258     5,485    6.15%       50,962     3,079   6.04%    52,892    2,813    5.32%
  Loans (A)                253,242    23,229    9.17%      144,138    12,935   8.97%   119,690    9,507    7.94%
                           -------    ------              --------   -------           --------  ------
     Total interest-
     earning assets        349,137    29,068    8.33%      202,346    16,421   8.12%   179,342   12,599    7.03%
 Allowance for loan
               losses       (5,360)                         (2,543)                     (2,777)
 Cash & due from banks      15,417                           9,466                       9,542
 Other assets               16,299                           9,282                       9,349
                           -------                        --------                     --------
    Total Assets          $375,493                        $218,551                    $195,456
                           =======                        ========                     ========

Liabilities:
 Interest-bearing
          liabilities:
  Regular savings
          deposits         $76,310    $1,543    2.02%      $47,746   $1,033    2.16%   $56,819   $1,149    2.02%
  NOW accounts              38,370       480    1.25%       23,405      266    1.14%    23,197      307    1.32%
  Money market deposits      5,014        55    1.10%        5,047       92    1.82%     4,396      120    2.73%
                           -------    ------              --------   -------           --------  ------
     Total savings
     deposits              119,694     2,078    1.74%       76,198    1,391    1.83%    84,412    1,576    1.87%
  Time deposits            153,004     8,242    5.39%       80,615    4,312    5.35%    63,619    2,377    3.74%
  Borrowed funds             1,583        93    5.87%          532       33    6.20%       589       21    3.57%
                           -------    ------              --------   -------           --------  ------
     Total interest-
     bearing liabilities   274,281    10,413    3.80%      157,345    5,736    3.65%   148,620    3,974    2.67%
 Demand deposits            62,707                          39,395                      32,754
 Other liabilities           3,807                           1,206                         854
                           -------                        --------                     --------
    Total Liabilities      340,795                         197,946                     182,228
Equity                      34,698                          20,605                      13,228
                           -------                        --------                     --------
    Total Liabilities &
          Equity          $375,493                        $218,551                    $195,456
                           =======                        ========                     ========

Net interest income --
             FTE basis               $18,655                        $10,685                      $8,625
                                      ======                         =======                     ======
Net interest spread                             4.53%                          4.47%                       4.35%
Net interest margin                             5.34%                          5.28%                       4.81%

(A) Average loans include nonaccruing loans.

       The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. Net interest margin is affected by a number of factors including the volume, pricing and maturity of earning assets and interest-bearing liabilities and interest rate fluctuations. Changes in nonperforming assets, together with interest lost and recovered on those assets also affect comparisons of net interest income.

       Several factors served to increase the net interest margin to 5.34% in 1996 from 5.28% in 1995. Noteworthy was the effect of combining NECB's balances with those of the acquired banks. Added to this was a general reduction in market interest rates and changes in the mix of assets and liabilities.

       Each of the acquired banks brought with them an interest rate structure which, when compared to the Company's existing structure, generally included higher rates earned and paid. This had the effect of increasing the average rates of the combined Company. Management believes that, absent the general decrease in market rates in 1996, the effect of the acquisitions would have been a modestly reduced net interest margin when compared to 1995.

       The overall decrease in market rates is most evident in the change to the average prime rate which occurred during 1996. The prime rate is generally defined as the rate banks charge on loans to their most creditworthy borrowers and other interest rates are frequently indexed to the prime rate. The prime rate averaged 8.27% during 1996 compared to 8.50% for 1995 (source: The Wall Street Journal).

       Finally, the increase in the percentage of earning assets represented by loans coupled with an increase in demand deposits (noninterest bearing) helped serve to increase the net interest margin.

Insert Average Earning Asset Mix

                             1996           1995
                             ----           ----
Securities                   25.6%          25.2%
Loans                        72.0%          70.8%
Other                         2.4%           4.0%

       Average interest-bearing liabilities increased to $274,281,000 in 1996, from $157,345,000 in 1995, primarily due to the acquisitions. The interest rates paid on these liabilities averaged 3.80% in 1996 compared to 3.65% in 1995. The 15 basis point increase in rates paid on interest-bearing liabilities -- time deposits in particular -- reflects the generally higher rate structure of the acquired institutions. Overall, the Company expects that given the current interest rate environment and the competitive costs of attracting and retaining core deposits the net interest margin will decrease modestly during 1997.

Rate/Volume Analysis

       Changes in net interest income between years is divided into two components -- the change resulting from the change in average balances of earning assets and interest-bearing liabilities (or "volume") and the change in the rates earned or paid on these balances. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on a FTE basis.

(amounts in thousands)

                                          1996                     1995
                                              Change due to              Change due to
                                 Increase       Change in:     Increase    Change in:
                               (Decrease)     Rate     Volume (Decrease) Rate  Volume
Interest-earning assets:
Federal funds sold                   $(53)     $(19)     $(34)   $128    $107     $21
Investment securities               2,406        97     2,309     266     372    (106)
Loans                              10,294       501     9,793   3,428   1,332    2,096
                                  -------      ----    ------  ------  ------  -------
Total interest income change       12,647       579    12,068   3,822   1,811    2,011
                                  -------      ----    ------  ------  ------  -------

Interest-bearing liabilities:
Regular savings deposits              510      (103)      613    (116)     76     (192)
NOW account deposits                  214        41       173     (41)    (44)       3
Money market deposits                 (37)      (37)              (28)    (44)      16
                                  -------      ----    ------  ------  ------  -------
      Total savings deposits          687       (99)      786    (185)    (12)    (173)
Time deposits                       3,930        58     3,872   1,935   1,195      740
Borrowed funds                         60        (5)       65      12      14       (2)
                                  -------      ----    ------  ------  ------  -------
Total interest expense change       4,677       (46)    4,723   1,762   1,197      565
                                  -------      ----    ------  ------  ------  -------

Net interest income change         $7,970      $625    $7,345  $2,060    $614   $1,446
                                  =======      ====    ======  ======  ======  =======

As is shown above, the majority of the increase in net interest income in 1996 is attributable to changes in volume which is primarily the result of the acquisitions.

Noninterest Income

       For 1996, noninterest income increased 41% from 1995 and totaled $2,378,000 compared to $1,692,000 and $1,616,000 for 1995 and 1994, respectively. Service charges, fees and commissions totaled $1,703,000 in 1996 compared to $1,385,000 in 1995, an increase of 23%. Included in service charges, fees and commissions are fees on deposits, loan servicing fees and other fees and charges. Most of the increase in this category can be attributed to the acquisitions which together provided an additional $275,000 of recurring fee income in 1996. ATM usage fees and fee income from the Company's debit card program (MasterMoney<trademark>) together rose 61% from $90,000 in 1995 to $145,000 in 1996.

       Gains on sales of loans increased by $192,000 and totaled $385,000 for 1996 compared to $193,000 for 1995. For 1996, the Company increased its production of mortgages originated for sale by $11,000,000, from $23,000,000 in 1995 to $34,000,000 in 1996. The 48% increase is largely due to the Company's expanded market area taken together with the relatively favorable interest rate environment experienced in 1996. With fixed rate conventional mortgage rates below 8% for most of 1996, borrowers preference for financing home purchases with fixed rate mortgages remained strong. As part of its asset/liability management process, NECB generally sells these mortgages in the secondary market. Correspondingly, the related servicing income increased approximately 10% and totaled $263,000 in 1996 compared to $241,000 in 1995.

Noninterest Expense

       Total noninterest expense was $12,701,000 in 1996 and $8,591,000 in 1995. The increase of $4,110,000 or 48% is primarily the result of the acquisitions. In 1995, total noninterest expense increased $696,000 or 9% to $8,591,000 from $7,895,000 in 1994. The largest component of the increase in noninterest expense in 1996 resulted from the $2,557,000 increase in salaries and employee benefits which again is primarily due to the acquisitions. Occupancy expense and furniture and equipment rose in response to capital outlays for technological upgrades and improvements in conjunction with the purchase and outfitting of the Company's new Technology Center in East Hartford. The Center, which opened in March 1996, was created to serve the changing information and systems needs of the Company and its customers and is staffed by professionals drawn from both subsidiary banks. Outside services rose $319,000 in 1996 due to the integration of the acquired banks and for other initiatives. Reflecting both the improved financial condition of the Company and the savings derived from aggregating coverages made possible from the acquisitions, insurance and assessments decreased $226,000 or 62% from $363,000 in 1995 to $137,000 in 1996. Intangible asset amortization amounted to $155,000 in 1996, as $4,592,000 of goodwill was recognized in connection with the acquisitions.

       Management maintains control over noninterest expenses by assigning authority for expense-incurring activities to specific managers and by providing these managers with tools for planning and monitoring the performance of their duties. In working with senior officers, line managers are able to anticipate and minimize the expense of the goods and services needed to perform efficiently. This ongoing management process coupled with the cost reductions derived from the acquisitions is illustrated by the improvement in the Company's efficiency ratio which reached 59.99% in 1996.

Efficiency ratio

          1996           1995           1994
          ----           ----           ----
         59.99%         68.26%         74.85%

Income Taxes

       In 1996, the Company recognized income tax expense of $1,976,000, an effective tax rate of 31.68%. This compares to income tax expense of $985,000 in 1995, an effective rate of 33.19%. The decrease in the effective tax rate is attributable to increased investment in tax-exempt securities and a reduction in the valuation reserve for deferred tax assets.

Balance Sheet Analysis

       Total assets increased to $433,159,000 at December 31, 1996 compared to $341,561,000 at December 31, 1995. The $68,659,000 in loans and $84,115,000 in deposits the Company acquired in connection with the MSB acquisition is primarily responsible for the increased asset size.

Balance Sheet Highlights (in thousands)
                          1996           1995         Change
                         -----          -----         ------
Total Assets          $433,159       $341,561          26.8%
Earning Assets         395,494        318,458          24.2%
Securities              93,315         82,129          13.6%
Loans                  288,996        222,235          30.0%
Total Deposits         386,897        307,161          26.0%
Equity                  40,411         30,480          32.6%

       NECB's securities portfolio increased $11,186,000 or 14% from $82,129,000 at December 31, 1995 to $93,315,000 at December 31, 1996. While
the amortized cost of securities available-for-sale increased from $74,793,000 at December 31, 1995 to $85,437,000 at December 31, 1996, securities held to maturity remained virtually unchanged and totaled $7,066,000 and $7,357,000 at December 31, 1995 and 1996, respectively. The continued emphasis on holding securities available-for-sale allows the Company to increase its commitment to intermediate term loans while maintaining sufficient liquidity to meet the continuing needs of its customers. The unrealized gain on securities available-for-sale increased to $521,000 at December 31, 1996, from $270,000 at December 31, 1995.

Loans

       The Company's loan portfolio inherently includes credit risk. NECB attempts to control this risk in three principal ways: i) through a thorough analysis of applications for credit; ii) maintaining an appropriate level of loan diversification; and iii) continuing examinations of both outstanding and delinquent loans. NECB endeavors to identify potential problem loans early, to take charge-offs promptly based upon realistic assessment of likely losses and to maintain adequate reserves for possible loan losses. The Company's portfolio is diversified by borrower, industry and product.

Loan Portfolio Composition (pie chart)   1996           1995
Commercial and financial               19.24%         17.76%
Real estate
  Construction                          4.24%          5.78%
  Residential                          26.63%         28.36%
  Commercial                           39.51%         36.35%
Consumer                               10.38%         11.75%

       Total loans increased $66,761,000 from $222,235,000 at December 31, 1995 to $288,996,000 at December, 31, 1996. This increase is largely the result of the MSB acquisition. In addition to the acquisition, NECB added to outstanding loans by originating new loans which exceeded repayments and payoffs by $2,260,000 and purchasing loans of $828,000 from another lender. In a market best characterized by moderate loan demand and highly competitive pricing, the Company continued to target the small business market for both owner occupied real estate and for commercial and financial loans. Through both aggressive marketing and responsive loan officers, this effort is reflected in the change in the Company's loan composition in 1996. It is the Company's goal to become the preferred small business lender in its service area and thus the percentage of commercial and financial and commercial real estate loans should increase further in 1997.

Nonperforming Assets

       Nonperforming assets are assets on which income recognition in the form of principal and/or interest has either ceased or is limited, thereby reducing the Company's earnings. Nonperforming assets include nonaccrual loans and other real estate owned ("OREO"). Generally, loans are placed in nonaccrual status when they are past due greater than ninety days or the repayment of interest or principal is considered to be in doubt. In addition to nonperforming assets, the asset quality of the Company can be measured by the amount of the provision, charge-offs and several credit quality ratios presented in the discussion concerning Provision and Allowance for Loan Losses.

NECB's nonperforming assets at December 31, 1992 through 1996 are presented below:

(amounts in thousands)
Years Ended December 31,          1996       1995       1994    1993     1992
                                                              <C.
Nonaccrual loans                 $5,759     $4,725    $2,975   $3,176   $3,144
Other real estate owned           2,109        728       573    1,048    5,761
                                 ------     ------    ------   ------   ------
Total nonperforming assets       $7,868     $5,453    $3,548   $4,224   $8,905
                                 ======     ======    ======   ======   ======

       Nonperforming assets increased $2,415,000 or 44% to $7,868,000 at December 31, 1996 from $5,453,000 at December 31, 1995. At December 31, 1996, nonperforming assets as a percentage of total loans and other real estate owned and as a percentage of total assets were 2.70% and 1.81%, respectively, compared to 2.5% and 1.60% at December 31, 1995. The increase in total nonperforming assets in the year ended December 31, 1996 primarily resulted from the acquisitions.

       OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are made to reduce the carrying amount of loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions are charged to operating income.

Activity in Nonperforming Assets
(Amounts in thousands)

                                                 1996           1995
Balance at beginning of year                   $5,453         $3,548
Additions                                       5,341          2,443
Changes incident to acquisitions                4,945          3,393
Reductions
    Payments                                   (2,654)        (1,623)
    Returned to performing Status                (943)          (598)
    Charge-offs/writedowns                     (3,268)        (1,014)
    Sales/other, net                           (1,006)          (696)
                                               ------         ------

Balance at end of year                         $7,868         $5,453
                                               ======         ======


       At December 31, 1996, loans past due in excess of ninety days and accruing interest amounted to $395,000 compared to $273,000 at December 31, 1995. Although these loans are not included in nonperforming assets, Management reviews these loans when considering risk elements to determine the overall adequacy of the loan loss reserve.

Provision and Allowance for Loan Losses

       NECB's allowance for loan losses represents amounts available for future credit losses. Management continually assesses the adequacy of their allowances for loan losses in response to current and anticipated economic conditions, specific problem loans, historical net charge-offs and the overall risk profile of their loan portfolios. Management allocates specific allowances to individual problem loans based upon its analysis of the potential for loss perceived to exist related to such loans. In addition to the specific allowances for individual loans, a portion of the allowance is maintained as a general allowance. The amount of the general allowance is determined through Management's analysis of the potential for loss inherent in those loans not considered problem loans. Among the factors considered by Management in this analysis are the number and type of loans, nature and amount of collateral pledged to secure such loans and current economic conditions. Based upon these analyses, the Company believes that its allowance for loan losses at year-end is adequate.

       The following table summarizes the activity in the allowance for possible loan losses for the years ended December 31, 1992 through 1996. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio. It is not considered meaningful to allocate the allowance according to geographic area as NECB's market area is homogeneous and limited in size.

(Amounts in thousands)
Years Ended December 31,                                1996      1995        1994      1993        1992
Loans charged-off:
   Commercial and financial                             $945      $154         $92      $216        $539
   Real estate                                         2,063       750         892       930       2,348
   Installment loans to individuals                      141        74          17         80        121
                                                      ------     -----      ------    -------    -------
             Total charge-offs                         3,149       978       1,001      1,226      3,008
                                                      ------     -----      ------    -------    -------
Recoveries on loans charged-off:
   Commercial and financial                               66       150          51         17          4
   Real estate                                           254        27         163         22         54
   Installment loans to individuals                       33        22          37         10         26
                                                      ------     -----      ------    -------    -------
             Total recoveries                            353       199         251         49         84
                                                      ------     -----      ------    -------    -------
Net loans charged-off                                  2,796       779         750      1,177      2,924
Provision charged to operations                        1,854       700         530        764      2,679
Balance, at beginning of year                          4,446     2,564       2,784      3,197      3,442
Changes incident to acquisitions                       2,010     1,961
                                                      ------     -----      ------    -------    -------

Balance, at end of year                               $5,514    $4,446      $2,564     $2,784     $3,197
                                                      ======     =====      ======    =======    =======
Ratio of net charge-offs during the period to
  average loans outstanding during the period            1.1%      0.5%        0.6%       0.9%       2.0%
Ratio of allowance for loan losses to total loans        1.9       2.0         1.9        2.4        2.4
Ratio of allowance for loan losses to
  nonperforming assets                                  70.1      81.5        72.3       65.9       35.9
Ratio of allowance for loan losses to
  nonaccrual loans                                      95.7      94.1        86.2       87.7      101.7


       NECB's allowance for loan losses increased $1,068,000 from December 31, 1995 to $5,514,000 at December 31, 1996. The 1996 provision for loan losses was $1,854,000 compared to $700,000 for 1995. This increase is primarily the result of the acquisitions together with a higher level of delinquencies. During 1996, net charge-offs increased $2,017,000 to $2,796,000 from $779,000 in 1995. Of this increase, approximately $1,200,000 was from loans acquired from MSB. The majority of these loans had been specifically reserved by MSB in anticipation of the need to be charged-off. The ratio of net charge-offs to average loans increased to 1.10% in 1996 compared to .54% in 1995. The allowance for loan losses decreased to 1.91% of total loans at December 31, 1996 from 2.00% at December 31, 1995. At December 31, 1996, the allowance as a percentage of nonperforming assets and as a percentage of nonaccrual loans was 70.1% and 95.7%, respectively, compared to 81.5% and 94.1% at December 31, 1995.

       The following table reflects the Allowance for Loan Losses as of December 31, 1996 with allocations categorized by loan type:

(Amounts in thousands)                Allocation of  Percentage of
                                      Allowance for   loan type to
Loans by type                          Loan Losses     total loans
Commercial & Financial                       $849          19.3%
Real Estate:
    Construction                              141           4.2
    Residential                             1,702          26.6
    Commercial                              2,502          39.5
Consumer                                      320          10.4
                                           ------         -----
    Total                                  $5,514         100.0%
                                           ======         =====

       As noted, NECB's subsidiaries perform ongoing reviews of loans to determine the required allowance for possible loan losses at any given date.
To facilitate this process, an individual loan rating system is utilized. In the review process, the subsidiaries assess factors including the borrower's past and current financial condition, repayment ability and liquidity, the nature of collateral and changes in its value, current and anticipated economic conditions and other factors deemed appropriate. These reviews are dependent upon estimates, appraisals and judgments which can change quickly because of changing economic conditions and Management's perception as to how these factors affect the financial condition of debtors. The loan rating process classifies loans according to the subsidiaries' uniform classification system. The subsidiaries consider performing loans rated as "substandard" and "doubtful" to be potential problem loans. "Substandard" loans are characterized by well-defined weaknesses such as deteriorating or inadequate collateral or impaired repayment ability. A loan is considered "doubtful" when similar conditions exist but are more severe in nature.

       At December 31, 1996, NECB considered loans totaling approximately $15,635,000 to be potential problems compared to $14,067,000 at December 31, 1995. Included in these totals were loans totaling $9,877,000 and $9,342,000, respectively, which were not classified as nonperforming loans because such loans are performing according to their terms.

Deposits

       Total deposits increased $79,736,000 or 26% from $307,161,000 at December 31, 1995 to $386,897,000 at December 31, 1996. This increase is largely attributable to the acquisition of MSB which provided $84,115,000 in deposits. As discussed earlier, the interest rate structures of the acquired banks were frequently at or near the top end of the rates offered throughout their markets. This often attracted funds from depositors who only sought the highest rates then being offered. Since the need for such funds was less prevalent after the acquisitions (primarily due to moderate loan demand and a strong liquidity position), much of these funds did not stay with the Company. As a result, absent the effect of the acquisition, time deposits would have decreased by approximately $10,000,000 from 1995. This taken together with the Company's focus on small-business development helped shift the mix of deposits from higher priced time deposits to noninterest-bearing demand deposits and NOW accounts. The percentage of noninterest-bearing demand deposits to total deposits increased to 20.4% from 19.5% at December 31, 1996 and 1995, respectively.

Asset Liability Management

       Asset liability management provides for a structured process for prudently managing the Company's liquidity, capital and market risk. Asset/liability management is guided by policies reviewed and approved annually by the Company's Board of Directors. Among other things, the policy delegates responsibility for asset-liability management to the Asset/Liability
Committee ("ALCO") within each subsidiary bank. The committees guide all the day-to-day asset/liability management activities of the respective subsidiary.

Interest-Rate Risk

       Interest-rate risk is defined as the sensitivity of the Company's income to short and long-term changes in interest rates. The principal objective of interest rate risk management is to control this risk within the limits and guidelines indicated in the Company's asset/liability policy. The Company identifies and manages its interest-rate risk through both simulation models and gap analysis. The simulation analysis is used to both measure and analyze the Company's net interest income sensitivity over one and two-year time horizons. The simulation process involves the modeling of interest income and expense from the Company's balance sheet during a specified period of time and under a variety of interest-rate scenarios. The model is used to examine the impact on earnings given an immediate 200 basis point rise or fall in interest rates (a "shock") or a gradual 200 basis point rise or fall in interest rates (a "ramp") as well as other forecasted interest change scenarios. Each model includes assumptions as to the effect of volume changes, prepayment rates and repricing characteristics for both contractual and noncontractual assets and liabilities.

       Gap analysis provides a point-in-time "snapshot" of the maturity and repricing characteristics of the Company's balance sheet. The report is prepared by allocating all assets and liabilities according to either contractual or anticipated maturity or repricing. The Company's policy specifies that the cumulative one-year gap should be less than 10% of total assets. As is shown in the table below, as of December 31, 1996, the Company was .50% liability sensitive at the cumulative one year gap.

Interest-Rate Gap Analysis
December 31, 1996                                        Cumulatively Repriced Within

Amounts in thousands, by repricing date    3 Months      4 to 12       1 to 5       After 5
                                            or Less       Months        Years        Years        Total
Cash                                         $9,675                                $21,954      $31,629
Securities                                    5,354       $6,783      $56,817       26,114       95,068
Loans                                        51,526      106,283       92,160       39,027      288,996
Loans held-for sale                           1,755                                               1,755
Other Assets                                                                        15,711       15,711
                                            -------      -------     --------     --------      -------
  Total assets                               68,310      113,066      148,977      102,806      433,159

Deposits
  Demand                                     $3,940                    $3,940      $70,913      $78,793
  Savings                                    14,161      $28,323       49,565       49,565      141,614
  Time                                       48,536       86,567       31,060          328      166,491
                                            -------      -------     --------     --------      -------
    Total                                    66,637      114,890       84,565      120,806      386,898
Short-term borrowings                         2,003                                               2,003
Other liabilities                                                                    3,847        3,847
Equity                                                                              40,411       40,411
Total liabilities and shareholders' equity   68,640      114,890       84,565      165,064      433,159
                                            -------      -------     --------     --------      -------
Periodic                                    $  (330)     $(1,824)     $64,412     $(62,258)
                                            -------      -------     --------     --------
Cumulative gap                              $  (330)     $(2,154)     $62,258
                                            =======      =======     ========
Cumulative gap as % of total assets           (0.08)%      (0.50)%      14.37%

       Through both the modeling process and the complementary gap analysis, Management believes that the exposure of the Company's income to either a rate shock or gradual change in interest rates is modest.

Liquidity Risk

       Management's objective for liquidity risk is to ensure the ability of the Company and its subsidiaries to meet their obligations. These obligations include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and the ability to fund existing and new loan commitments. Accordingly, NECB's subsidiaries have liquidity policies which provide flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities, prudent pricing on loan and deposit products and the sale of mortgage loans in the secondary market. Liquidity at NECB is measured and monitored daily, enabling Management to identify and respond to trends occurring in the Company's balance sheet.

       In 1995 NEBT joined the Federal Home Loan Bank of Boston (FHLBB) to further enhance its liquidity position. The FHLBB provides its member banks with credit by accepting as collateral the member bank's mortgage assets. Through its membership, NEBT has available a line of credit for $3,500,000 and also has the ability to pledge up to $60,000,000 of its assets to meet its credit needs. EQBK has available a line of credit for $2,100,000 and has the ability to pledge up to $25,000,000 of its assets to meet its credit needs. NECB has alternative sources of liquidity available including federal funds purchased and repurchase agreements. Purchases of federal funds and borrowing on repurchase agreements may be utilized to meet short-term borrowing needs. NECB believes that its policies will enable it to maintain adequate liquidity and to prudently commit funds to loans or investments, depending upon underlying risk, demand and rate of return.

       As shown in the Consolidated Statements of Cash Flows, NECB experienced an increase of $7,679,000 in the amount of cash and cash equivalents at December 31, 1996 compared to December 31, 1995. This compares to a decrease of $4,091,000 in 1995, compared to December 31, 1994. The increase in 1996 was largely due to the acquisition of MSB coupled with a decrease throughout the year in interest-bearing account balances.

Capital

       At December 31, 1996, total shareholders' equity was $40,411,000, an increase of $9,931,000 compared to $30,480,000 at December 31, 1995. In July 1996, in acquiring MSB, 549,300 shares of common stock were issued by NECB at a value of $6,310,000. Also increasing capital in 1996 was the retention of $3,310,000 in earned income, $170,000 from shares issued in conjunction with exercise of stock options and a $141,000 increase in the unrealized holding gain on securities available for sale. During 1995, shareholders' equity increased $12,007,000 to $30,480,000 from $18,473,000 at December 31, 1994. In
November 1995, capital increased $9,507,000 when the Company issued 1,004,000 shares of Common stock in exchange for all of the outstanding shares of EQBK. Following the acquisition, EQBK has been operating as a subsidiary of NECB.

       The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

       As of December 31, 1996, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for December 31, 1996 and 1995 were:

                                          Minimum Level      1996           1995
Total Risk-Based                                 8%          13.5%          13.5%

Tier 1 Risk-Based                                4%          12.2%          12.3%

Leverage                                         4%           8.5%          11.9%

Recent Accounting Pronouncements

       In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard is based on a financial-components approach under which an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as a result of a transfer of financial assets, and recognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 (except for certain provisions deferred for one year by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"), and must be applied prospectively. The Company does not expect that, upon adoption, this statement will have a material effect on its consolidated financial statements.

Forward Looking Statements

       Certain statements contained in this Annual Report on Form 10-K, including those contained in this Item 7 and in Item 1, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results express or implied by such statements. Such factors include, but are not limited to: changes in interest rates, regulation, competition and the local and regional economy.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       The financial statements required by this item are filed as a separate part of this report (see Appendix A)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        NECB's Proxy Statement under the caption "Election of Directors" contains the information required by this Item with respect to directors and certain executive officers of NECB. Such information is incorporated herein by reference. Certain additional information regarding executive officers of NECB, who are not also directors, appears under Item 1 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

        NECB's Proxy Statement under the caption "Executive Compensation" contains the information required by this Item. Such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        NECB's Proxy Statement contains under the caption "Security Ownership of Directors and Executive Officers" the information required by this Item. Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        NECB's Proxy Statement under the caption "Other Information Relating to Directors and Executive Officers" contains the information required by this Item. Such information is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a) (1) (2)   List of Financial Statements Financial Statement Schedules.

        The consolidated financial statements and report of independent public accounts of New England Community Bancorp, Inc. and subsidiaries are listed in the index appearing on page 35 of this report on Form 10-K.

(a) (3) List of Exhibits

        Exhibit No.   Description

                (3a) Amended and Restated Certificate of Incorporation of New England Community Bancorp, Inc. was filed on
                      June 20, 1995 as Exhibit 3.1 to New England Community Bancorp, Inc.'s Registration Statement on Form S-4 (No.33-93640) and is incorporated herein by reference.

                (3b) Amended and Restated Bylaws of New England Community Bancorp, Inc. was filed on March 31, 1995 as Exhibit 3.2 to New England Community Bancorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and are incorporated by reference.

                (10a) The Employment Agreement between New England Bank
                      and Trust Company and David A. Lentini dated August 9, 1994 was filed as Exhibit 10.3 to Olde Windsor Bancorp, Inc.'s, now known as New England Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

                (10b) The Employment Agreement by and between New England
                      Bank and Trust Company and David A. Lentini dated August 31, 1993 was filed as Exhibit 10.4 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

                (10c) The Employment Agreement by and between New England
                      Bank and Trust Company and Donat A. Fournier dated August 31, 1993 was filed as Exhibit 10.5 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and are incorporated herein by reference.

                (10d) The Employment Agreement by and between New England
                      Bank and Trust Company and Donat A. Fournier dated August 9, 1994 was filed on October 20, 1994 as Exhibit 10.6 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment 1, and is incorporated herein by reference.

                (10e) The Employment Agreement by and between New England
                      Bank and Trust Company and Anson C. Hall dated
                      August 9, 1994 was filed on October 20, 1994 as Exhibit
                      10.7 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment Number 1, and is incorporated herein by reference.

                (10f) The Employment Agreement by and between New England
                      Community Bancorp, Inc. and Frank A. Falvo dated December 6, 1996.

                (21)  List of Subsidiaries.

                (27)  Financial Data Schedule.

(b)     Reports on Form 8-K:

           Form 8-K filed October 3, 1996

           Item 5 Other Events

           Reported that at a meeting of the Board of Directors of NECB held on September 19, 1996, the Registrar and Transfer Company was appointed as the Company's sole stock transfer agent, sole registrar and sole dividend distribution agent. Registrar and Transfer Company replaced the Company's former transfer agent (ChaseMellon Shareholder Services) with the close of business on October 11, 1996.

APPENDIX A
Index to Financial Statements:

Report of Independent Certified Public Accountants for the Years Ended
December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Balance Sheets at December 31, 1996 and 1995. . . . . . . . .F-2

Consolidated Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statements of Changes in Shareholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .F-4

Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . .F-5

Notes to Consolidated Financial Statements for the
    Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . F-6-21

Shatswell, MacLeod & Company, P.C. [Letterhead]
83 Pine Street
West Peabody, Massachusetts  01960

To the Board of Directors
New England Community Bancorp, Inc.
Windsor, Connecticut

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



s/s Shatswell, MacLeod & Company, P.C.
SHATSWELL, MACLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 30, 1997, except for Note 13,
  as to which the date is February 20, 1997

New England Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

(amounts in thousands; except per share data)

December 31,                                                                      1996           1995
Assets:
    Cash and due from banks                                                    $21,629        $14,550
    Federal funds sold                                                           9,675          9,075
                                                                               -------        -------
       Cash and cash equivalents                                                31,304         23,625
    Interest-bearing time deposits with other banks                                             3,000
    Securities held-to-maturity, fair values of $7,455 and $7,189 at
       December 31, 1996 and 1995, respectively                                  7,357          7,066
    Securities available-for-sale, at fair value                                85,958         75,063
    Federal Home Loan Bank stock, at cost                                        1,753          1,176
    Loans outstanding                                                          288,996        222,235
       Less: allowance for possible loan losses                                (5,514)        (4,446)
                                                                               -------        -------
          Net loans                                                            283,482        217,789
    Mortgages held-for-sale                                                      1,755            788
    Accrued interest receivable                                                  3,206          2,538
    Premises and equipment                                                       9,369          6,960
    Other real estate owned                                                      2,109            728
    Goodwill                                                                     4,464            402
    Other assets                                                                 2,402          2,426
                                                                               -------        -------
Total Assets                                                                  $433,159       $341,561
                                                                               =======        =======

Liabilities:
    Deposits:
       Noninterest bearing                                                     $78,792        $59,945
       Interest bearing                                                        308,105        247,216
                                                                               -------        -------
          Total deposits                                                       386,897        307,161
    Short-term borrowings                                                        2,003            540
    Other liabilities                                                            3,848          3,380
                                                                               -------        -------
Total Liabilities                                                              392,748        311,081
                                                                               -------        -------

Shareholders' Equity:
    Serial preferred stock, $.10 par value, 200,000 shares authorized;
       no shares issued
    Common stock, $.10 par value, authorized 10,000,000 shares:
       December 31, 1996, 3,667,166 outstanding;
       December 31, 1995, 3,084,309 outstanding                                    367            308
    Additional paid-in capital                                                  27,943         21,522
    Retained earnings                                                           11,802          8,492
    Net unrealized gain on securities available-for-sale                           299            158
                                                                               -------        -------
Total Shareholders' Equity                                                      40,411         30,480
                                                                               -------        -------
Total Liabilities & Shareholders' Equity                                      $433,159       $341,561
                                                                               =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

New England Community Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

(amounts in thousands; except per share data)

Years Ended December 31,                                           1996           1995           1994
Interest income:
    Loans, including fees                                       $23,229        $12,935         $9,507
    Securities:
       Taxable interest                                           4,775          2,721          2,668
       Interest exempt from federal income taxes                    120             49             32
       Dividends                                                    350            188             63
    Federal funds sold and other interest                           354            407            281
                                                                -------      ---------      ---------
       Total interest income                                     28,828         16,300         12,551
                                                                -------      ---------      ---------

Interest expense:
    Deposits                                                     10,320          5,703          3,953
    Borrowed funds                                                   93             33             21
                                                                -------      ---------      ---------
       Total interest expense                                    10,413          5,736          3,974
                                                                -------      ---------      ---------
Net interest income                                              18,415         10,564          8,577
Provision for possible loan losses                                1,854            700            530
                                                                -------      ---------      ---------
Net interest income after provision for possible loan losses     16,561          9,864          8,047
                                                                -------      ---------      ---------

Noninterest income:
    Service charges, fees and commissions                         1,703          1,385          1,509
    Securities gains, net                                            20             21
    Gain on sales of loans, net                                     385            193             45
    Other                                                           270             93             62
                                                                -------      ---------      ---------
       Total noninterest income                                   2,378          1,692          1,616
                                                                -------      ---------      ---------
Noninterest expense:
    Salaries and employee benefits                                6,935          4,378          3,830
    Occupancy                                                     1,284            729            658
    Furniture and equipment                                         979            686            682
    Outside services                                                641            322            311
    Postage and supplies                                            650            391            343
    Insurance and assessments                                       137            363            639
    Losses, writedowns, expenses - other real estate owned          255            225            265
    Amortization of goodwill                                        155
    Other                                                         1,665          1,497          1,167
                                                                -------      ---------      ---------
       Total noninterest expense                                 12,701          8,591          7,895
                                                                -------      ---------      ---------
Income before taxes                                               6,238          2,965          1,768
Income taxes                                                      1,976            985            665
                                                                -------      ---------      ---------
NET INCOME                                                       $4,262         $1,980         $1,103
                                                                =======      =========      =========
Net income per share                                              $1.26          $0.91          $0.82
                                                                =======      =========      =========

Weighted average shares of common stock outstanding           3,374,000      2,166,000      1,345,000
                                                              =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

New England Community Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(amounts in thousands)

                                                                                            Net
                                                                                        Unrealized
                                                                                        Gain (Loss)
                                                                Additional            on Securities
                                               Common Stock        Paid-in   Retained Available-      Total
                                             Shares      Value     Capital   Earnings   for-Sale     Equity
Balance, December 31, 1993                    1,302       $130      $6,622     $5,994       $266    $13,012
  Net income                                                                    1,103                 1,103
  Dividends declared  -- $0.050 per share                                        (104)                 (104)
  Net change in unrealized gain on
     securities available-for-sale                                                        (1,109)    (1,109)
  Common stock offering                         778         78       5,493                            5,571
                                              -----       ----     -------    -------    -------    -------
Balance, December 31, 1994                    2,080        208      12,115      6,993       (843)     18,473
  Net income                                                                    1,980                 1,980
  Dividends declared  -- $0.205 per share                                        (481)                 (481)
  Shares issued pursuant to the acquisition
     of The Equity Bank                       1,004        100       9,407                            9,507
  Net change in unrealized loss on
     securities available-for-sale                                                         1,001      1,001
                                              -----       ----     -------    -------    -------    -------
Balance, December 31, 1995                    3,084        308      21,522      8,492        158     30,480
  Net income                                                                    4,262                 4,262
  Dividends declared  -- $0.280 per share                                        (952)                 (952)
  Shares issued pursuant to the acquisition
     of Manchester State Bank                   549         56       6,254                            6,310
  Shares issued in conjunction with exercise
     of stock options                            34          3         167                              170
  Net change in unrealized gain on
     securities available-for-sale                                                           141        141
                                              -----       ----     -------    -------    -------    -------
Balance, December 31, 1996                    3,667       $367     $27,943    $11,802       $299    $40,411
                                              =====       ====     =======    =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

New England Community Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(amounts in thousands)

Years Ended December 31,                                           1996           1995           1994
Operating Activities:
  Net income                                                     $4,262         $1,980         $1,103
  Adjustment for noncash charges (credits):
    Provision for depreciation and amortization                     757            508            425
    Losses from sale or disposal and provisions to reduce
       the carrying value of other real estate owned, net           175            169            174
    Securities gains, net                                          (20)           (21)
    Accretion of discounts and amortization of premiums
       on bonds, net                                                145            108            229
    Accretion, net of amortization, of purchase accounting
       adjustments                                                 (191)
    Amortization of goodwill                                        155
    Provision for possible loan losses                            1,854            700            530
    Gain on sales of loans, net                                                                   (45)
    (Increase) decrease in accrued interest receivable and other
       assets, net                                                  (69)           832           (891)
    (Increase) decrease in mortgages held-for-sale                 (967)          (788)         3,512
    Increase (decrease) in accrued interest payable and other
       liabilities, net                                            (926)           640           (465)
                                                                -------        -------       --------
       Net cash provided by operating activities                  5,175          4,128          4,572
                                                                -------        -------       --------
Financing Activities:
  Net increase (decrease) in noninterest-bearing accounts         1,881         (2,861)         14,841
  Net increase (decrease) in interest-bearing accounts           (6,186)         5,754          (6,435)
  Increase (decrease) in short-term borrowings, net               1,463           (260)
  Issuance of common stock                                          170                         5,571
  Cash equivalents acquired in the acquisitions, net             14,236          7,790
  Cash dividends paid                                             (817)          (415)
                                                                -------        -------       --------
       Net cash provided by financing activities                 10,747         10,008         13,977
                                                                -------        -------       --------
Investing Activities:
  Loans originated, net of principal collections                 (2,260)        (6,694)       (24,666)
  Loans purchased from other lenders                               (828)        (4,871)
  Net (increase) decrease in interest-bearing time deposits       3,000         (2,802)           (99)
  Purchase of Federal Home Loan Bank stock                                                       (810)
  Proceeds from sales of loans                                      456                         6,063
  Purchases of securities available-for-sale                    (49,380)       (31,575)       (12,955)
  Proceeds from sales of securities available-for-sale           10,940          4,535          7,301
  Proceeds from maturities of securities available-for-sale      30,652         18,824         14,192
  Purchases of securities held-to-maturity                       (3,275)        (3,742)       (11,297)
  Proceeds from maturities of securities held-to-maturity         3,005          8,556         12,099
  Proceeds from sales of other real estate owned                    767            969          1,131
  Purchases of premises and equipment, net                       (1,275)        (1,427)          (924)
  Capitalization of expenditures on other real estate owned         (45)                         (148)
  Other                                                                                            17
                                                                -------        -------       --------
       Net cash used for investing activities                    (8,243)       (18,227)       (10,096)
                                                                -------        -------       --------
Increase (decrease) in cash and cash equivalents                  7,679        (4,091)          8,453
Cash and cash equivalents, beginning of year                     23,625         27,716         19,263
                                                                -------        -------       --------
Cash and cash equivalents, end of year                          $31,304        $23,625        $27,716
                                                                =======        =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1  -- ORGANIZATION

    New England Community Bancorp, Inc. (the "Company"), a Delaware Corporation, is a multi-bank holding company. It operates two wholly-owned subsidiary banks chartered by the State of Connecticut. New England Bank & Trust Company ("New England Bank") is headquartered in Windsor, Connecticut, and provides commercial and consumer banking services from its twelve offices located in the towns of Canton, East Windsor, Ellington, Enfield, Manchester
(3), Somers, Suffield, West Hartford and Windsor (2), Connecticut. The Equity Bank, acquired in November 1995, provides commercial and consumer banking services from its office in Wethersfield, Connecticut.

NOTE 2  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

    The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and include its accounts and those of its subsidiaries, after elimination of significant intercompany balances and transactions.

    In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Purchase Accounting

    In November 1995, the Company acquired The Equity Bank. Additionally, in July 1996, the Company completed an acquisition of Manchester State Bank. In both transactions, the purchase method of accounting was employed and thus, the comparative statements do not include prior operating results of either entity.

Securities, In General

    Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the effective interest method. Gains or losses on sales of investment securities are computed on a specific asset basis.

    The Company classifies debt and equity securities into one of two categories: held-to-maturity or available-for-sale. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available-for-sale. With respect to how the Company accounts for and reports these securities, refer to the table below:

Security Classification   Accounting and Reporting Treatment
Held-to-maturity          These securities are measured at amortized cost on
                          the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the financial statements.

Available-for-sale        These securities are carried at fair value on the
                          balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Loans Receivable

    Loans are stated at their principal amount outstanding and are net of unearned income on discounted loans. Interest on nondiscounted loans is recognized on the simple interest method based upon the principal amount outstanding except for those loans in a nonaccrual status. Loans are generally placed in a nonaccrual status when they become past due ninety days or whenever the ultimate collection of principal or interest is considered to be in doubt. When the accrual of interest ceases, previously recognized and uncollected interest is reversed against interest income. Payments received on nonaccrual loans are first applied to the remaining principal balance and are next applied to interest income.

    Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as adjustments to the related loans' yield. These amounts are being amortized over the contractual life of the related loans. Upon sale of loans in the secondary market, the related deferred fees or costs are recorded in income. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

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

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) which was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." The Statements are effective for fiscal years beginning after December 15, 1994. The Company adopted SFAS No. 114 and SFAS No. 118 on January 1, 1995. These Statements apply to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, or loans otherwise carried at fair value or the lower of cost or fair value. Both Statements specifically exclude leases and other debt securities from its valuation standards. These Statements require that loans which are impaired (due to the inability to collect all contractual amounts due) be measured and valued based upon (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. Because the methods required by SFAS No. 114 and SFAS No. 118 and those previously used by the Company to evaluate impaired loans, the adoption of the Statements did not have a material impact on the Company's financial statements. Interest income on impaired loans is generally recognized in accordance with the Company's existing income recognition policy. Management believes that the valuation allowance for impaired loans is adequate.

Mortgages Held-For-Sale

    Mortgages held-for-sale are carried at the lower of aggregate cost or fair value.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This Statement requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others -- either through the acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans -- based on their relative market value. To determine the fair value of the servicing rights created, the Company uses (when available) market prices under comparable servicing sale contracts, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

    The cost of mortgage servicing rights is amortized on a straight-line basis which has substantially the same effect as amortizing the rights in proportion to and over the period of the estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based upon the fair value of those rights. Fair values are estimated using discounted cash flows based upon a current market interest rate. For the purposes of measuring impairment, the rights are stratified based primarily upon the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Other Real Estate Owned

    Other real estate owned consists of properties acquired through, or in lieu of, mortgage loan foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are the measure by which properties are reduced to fair market value less estimated selling costs upon reclassification as other real estate owned. Subsequent reductions in carrying value, as well as operating expenses, are included in losses, writedowns, expenses -- other real estate owned.

    Beginning in 1995, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

Premises and Equipment

    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization computed by the straight-line method for financial reporting and under accelerated methods for income tax purposes. Asset lives for premises are from 15 to 30 years and for furniture and equipment from 3 to 7 years while leasehold improvements are amortized over the shorter of the estimated useful life or the life of the lease.

Intangibles

    Intangible assets arising from the acquisitions under the purchase method of accounting consist of goodwill. Goodwill is amortized on a straight-line basis over a period of 14 years.

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

Per Share Data

    Earnings per share have been computed based on the weighted average number of shares outstanding. Shares issuable upon the exercise of stock option grants have not been included in the per share computation because they did not have a significant dilutive effect.

Cash Flows

    For the purpose of the statements of cash flows, the Company has defined cash equivalents as those amounts included in cash and due from banks and federal funds sold.

Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and introduces a fair value method of accounting for employee stock options, restricted stock grants, stock appreciation rights or similar equity instruments. In accordance with SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value approach set forth in Accounting Principles Board ("APB") Opinion No. 25 or (ii) the fair value method introduced in SFAS No. 123. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting in SFAS No. 123 had been applied. Management will continue to measure stock-based compensation cost in accordance with APB Opinion No. 25 and accordingly has made the pro forma disclosure requirements of SFAS No. 123 for 1996 and 1995.

NOTE 3  -- SECURITIES

    Debt and equity securities have been classified in the consolidated balance sheets according to Management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

(amounts in thousands)

                                                                  Gross          Gross
                                               Amortized     Unrealized     Unrealized           Fair
                                                    Cost          Gains         Losses          Value
Available-for-sale securities:
  December 31, 1996
    Marketable equity securities                  $3,689           $329            $16         $4,002
    Debt securities issued by the U.S. Treasury
       and other U.S. government agencies         63,315            417            273         63,459
    Corporate debt securities                      8,122             15             20          8,117
    Mortgage-backed securities                    10,311            109             40         10,380
                                                --------      ---------      ---------      ---------
                                                 $85,437           $870           $349        $85,958
                                                ========      =========      =========      =========

  December 31, 1995
    Marketable equity securities                 $15,115            $93             $7        $15,201
    Debt securities issued by the U.S. Treasury
       and other U.S. government agencies         38,734            275            203         38,806
    Corporate debt securities                      9,688              8             28          9,668
    Mortgage-backed securities                    11,256            159             27         11,388
                                                --------      ---------      ---------      ---------
                                                 $74,793           $535           $265        $75,063
                                                ========      =========      =========      =========


(amounts in thousands)                                            Gross          Gross
                                               Amortized     Unrealized     Unrealized           Fair
                                                    Cost          Gains         Losses          Value
Held-to-maturity securities:
  December 31, 1996
    Debt securities issued by the U.S. Treasury
       and other U.S. government agencies         $4,516            $64            $17         $4,563
    Debt securities issued by states and
       political
       subdivisions of the states                  2,841             64             13          2,892
                                                --------      ---------      ---------      ---------
                                                  $7,357           $128            $30         $7,455
                                                ========      =========      =========      =========

  December 31, 1995
    Debt securities issued by the U.S. Treasury
       and other U.S. government agencies         $5,501            $71            $12         $5,560
    Debt securities issued by states and
       political
       subdivisions of the states                  1,565             65              1          1,629
                                                --------      ---------      ---------      ---------
                                                  $7,066           $136            $13         $7,189
                                                ========      =========      =========      =========

    Gross realized gains and gross realized losses on sales of available-for-sale securities were $49,000 and $29,000, respectively, in 1996; $38,000 and $17,000, respectively, in 1995; and $63,000 and $63,000, respectively, in 1994.

    The scheduled maturities of securities held-to-maturity and securities available-for-sale (other than equity securities) at December 31, 1996 is summarized as follows:

                                                  Available-for-Sale             Held-to-Maturity
(amounts in thousands)                         Amortized                     Amortized
                                                    Cost     Fair Value           Cost     Fair Value
Debt securities other than mortgage-backed
  securities:
   Due within one year                            $8,627         $8,640         $              $
   Due after one year through five years          51,788         51,838          4,227          4,269
   Due after five years through ten years         11,022         11,098          2,356          2,406
   Due after ten years                                                             774            780
Mortgage-backed securities                        10,311         10,380
                                                --------      ---------        -------      ---------
                                                 $81,748        $81,956         $7,357         $7,455
                                                ========      =========        =======      =========

    There were no securities of issuers whose aggregate carrying amount exceeded 10% of shareholders' equity at December 31, 1996.

    Securities having an amortized cost of $5,597,000 and $5,020,000 at December 31, 1996 and 1995, respectively, were pledged to secure treasury, tax and loan deposits, public deposits or securities sold under agreements to repurchase.


NOTE 4  -- LOANS RECEIVABLE

(amounts in thousands)

Loans consisted of the following at December 31,

                                                                     1996           1995
Commercial and financial                                            $55,601        $39,474
Real estate:
   Construction                                                      12,250         12,841
   Residential                                                       76,970         63,025
   Commercial                                                       114,174         80,793
Consumer                                                             30,001         26,102
                                                                    -------        -------
Loans outstanding                                                  $288,996       $222,235
                                                                    =======        =======

    The Company's loans receivable consists primarily of residential and commercial real estate loans within its primary market area in Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The Company's policy for collateral requires that, at the time of origination, the amount of the loan may not exceed 80% of the appraised value of the property. In cases where the loan exceeds this percentage, private mortgage insurance is generally required for that portion of the loan in excess of 80% of the appraised value of the property.

Allowance for Possible Loan Losses

    Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

(amounts in thousands)

                                                                   1996           1995           1994
Balance, beginning of year                                       $4,446         $2,564         $2,784
Changes incident to acquisitions                                  2,010          1,961
Provision charged to operations                                   1,854            700            530
Recoveries                                                          353            199            251
Charge-offs                                                      (3,149)          (978)        (1,001)
                                                                 ------         ------         ------
Balance, end of year                                             $5,514         $4,446         $2,564
                                                                 ======         ======         ======




Restructured Loans

    As of December 31, 1996, loans restructured in a troubled debt restructuring before the effective date of SFAS No. 114 that are not impaired based upon the terms specified by the restructuring agreement totaled $699,398. The gross interest income that would have been recorded in the year ended December 31, 1996, if such restructured loans had been current in accordance with their original terms, was $44,896. The amount of interest income on such restructured loans that was included in net income for the year ended December 31, 1996 was $12,061.

Impaired Loans

    Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 for the years ended December 31 is as follows:

(amounts in thousand     s)                                             1996                      1995
                                                                 Recorded    Related      Recorded     Related
                                                               Investment   Allowance   Investment   Allowance
                                                              In Impaired  for Credit  In Impaired  for Credit
                                                                    Loans      Losses        Loans      Losses
Loans for which there is a related allowance for credit losses     $4,394        $669       $2,267        $634
Loans for which there is no related allowance for credit losses       840                      869
                                                                   ------        ----       ------        ----
  Totals                                                           $5,234        $669       $3,136        $634
                                                                   ======        ====       ======        ====
Average recorded investment in impaired loans during the
  year ended December 31,                                          $4,359                     $870
Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired:
   Amount recognized (none of which is recognized using a
      cash-basis method of accounting)                                 $3                       $1

    The Company considers residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans. These loans are collectively evaluated for impairment. Factors considered by Management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company applies SFAS No. 114 on a loan-by-loan basis. The Company does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days past due. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or
(ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when Management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of the existing collateral.

Related Parties

    Loans to executive officers, directors, principal shareholders and their associates of the Company aggregated $4,704,000 at December 31, 1996 as compared to $6,971,000 at December 31, 1995. The following table summarizes the related party loan activity for the year ended December 31, 1996:

(amounts in thousands)

Balance, beginning of year                                    $6,971
Additions                                                      1,105
Repayments                                                     3,372
                                                               -----
Balance, end of year                                          $4,704
                                                               =====

Loan Servicing

    Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others was $70,093,000 and $64,635,000 as of December 31, 1996 and 1995,
respectively.

    Mortgage servicing rights of $186,000 were capitalized in 1996. Amortization of mortgage servicing rights totaled $3,000 in 1996 which reduced their value down to $183,000 as of December 31, 1996. No valuation allowance for capitalized mortgage servicing rights was required in 1996.


NOTE 5  -- PREMISES AND EQUIPMENT

    Components of properties and equipment in the consolidated balance sheets at December 31, were as follows:

(amounts in thousands)

Cost:                                                          1996           1995
   Land                                                       $1,651         $1,035
   Premises                                                    7,602          5,877
   Furniture and equipment                                     5,360          3,042
   Leasehold improvements                                      1,274            646
                                                              ------         ------
      Total cost                                              15,887         10,600
Less accumulated depreciation and amortization                (6,518)        (3,640)
                                                              ------         ------
   Net book value                                             $9,369         $6,960
                                                              ======         ======

Noncancelable Leases

    The Company and its subsidiaries occupy certain premises and are provided equipment under noncancelable leases that are accounted for as operating leases and that have expiration dates through 2011. These leases are renewable for either three or five-year terms at the Company's option. Certain of the leases contain escalation clauses for additional rentals based upon increases in local property taxes and inflationary measures. Rental expense under these leases aggregated $486,000 in 1996, $197,000 in 1995 and $188,000 in 1994 and
is recorded in occupancy expenses.

    The aggregate minimum rental commitments under all leases at December 31, 1996 are $2,775,000 as indicated below:

(amounts in thousands)

                      In year...              ...the minimum commitment is...
                       1997                               $470
                       1998                                446
                       1999                                399
                       2000                                353
                       2001                                245
                       and subsequent years,               862
                                                          -----
                                                         $2,775
                                                          =====

    The Equity Bank leases its premises from one of its directors. The lease, which has two five-year renewal options, expires in 1999.

NOTE 6  -- DEPOSITS

    The aggregate amounts of time deposit accounts (including CDs) with a minimum denomination of $100,000 or more were $25,315,000 and $19,222,000 as of December 31, 1996 and 1995, respectively. For all time deposits as of December 31, 1996, the aggregate amount of maturities for each of the following two years ended December 31, and thereafter are:

(amounts in thousands)

               1997                          $135,104
               1998                            14,684
               1999, and thereafter            16,374
                                              -------
                                             $166,162
                                              =======


NOTE 7  -- SHORT-TERM BORROWINGS

    Short-term borrowings consisted of treasury, tax and loan deposits generally repaid within one to 120 days from the transaction date and securities sold under agreements to repurchase. Short-term borrowings consisted of the following as of December 31:

(amounts in thousands)

                                                                   1996               1995
Treasury, tax and loan deposits                                  $1,871               $540
Securities sold under agreements to repurchase                      132
                                                                -------              -----
   Total                                                         $2,003               $540
                                                                =======              =====

Information concerning securities sold under agreements to repurchase is summarized as follows:

(amounts in thousands)
                                                                   1996
Average balance during the year                                    $185
Maximum month-end balance during the year                           293

Average interest rate during the year                             3.47%

US Treasury obligation underlying the agreements at year-end:
    Carrying value and estimated fair value                        $498

    The underlying security was under the control of the Company as of December 31, 1996.

NOTE 8  -- EMPLOYEE BENEFITS

Stock Compensation

    During 1993, the Board of Directors of the Company voted to grant stock options to two executive officers to purchase 34,000 shares of common stock at $5.00 per share. These options were exercised in 1996. In January 1995, the Board of Directors of the Company voted to grant stock options to three executive officers to purchase 30,000 shares of common stock at $7.75 per share after January 24, 1996 and prior to January 24, 1998. On January 31, 1996, the Board of Directors formed an Executive Compensation Committee (the "Committee") to administer the 1996 Incentive and Nonqualified Compensatory Stock Option Plan (the "1996 Plan"), which is described below. The Committee and the 1996 Plan were approved by shareholders on May 21, 1996.

    Under the 1996 Plan, the Committee may grant either Incentive Stock Options or Non-Statutory Stock Options to key managerial employees to purchase shares of common stock of the Company. The 1996 Plan expires on January 31, 2006.
The aggregate number of shares which may be optioned is 750,000 shares of the Company's common stock. The option price is fixed by the Committee at the time of the grant and may not be less than 100 percent of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be first exercised in five equal annual installments commencing from the date set forth in the Stock Option Agreement for such options; provided, however, that no option be exercised beyond ten years after the date of the grant.

    The fair value of each option grant is estimated on the date of grant using the Black-Sholes Option Pricing Model with the following weighted-average assumptions used for grants in 1996 and 1995:

   Dividend yield               2.1 percent for both years
   Expected volatility          25 percent for both years
   Risk-free interest rate      5.17 percent in 1996 and 7.43 percent in 1995
   Expected lives               8 years for the 1996 options granted and
                                3 years for the 1995 options granted

    A summary of the status of all the Company's stock options as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                               1996                         1995

                                                           Weighted-Average            Weighted-Average
                                                                   Exercise                    Exercise
                                                      Shares          Price         Shares        Price
Outstanding, beginning of year                        64,000          $6.29         34,000        $5.00
Granted                                              140,000          10.25         30,000         7.75
Exercised                                           (34,000)           5.00              0
Forfeited                                                  0                             0
                                                    --------                       -------
Outstanding, end of year                             170,000           9.81         64,000         6.29
                                                    ========                       =======

Options exercisable at year-end                       30,000                        34,000
Weighted-average fair value of options
   granted during the year                             $3.18                         $1.76

    The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                          Number              Weighted-                                Number
                     Outstanding      Average Remaining    Weighted-Average       Exercisable    Weighted-Average
Exercise Price    as of 12/31/96       Contractual Life   Exercisable Price    as of 12/31/96      Exercise Price
   $7.75                30,000              1 year              $7.75              30,000             $7.75
   10.25               140,000              9 years             10.25                   0
                       -------                                                     ------
                       170,000            7.6 years              9.81              30,000              7.75
                       =======                                                     ======

    As indicated in Note 2, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the fixed stock options granted. Had compensation expense been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123 (also discussed in Note 2), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       1996           1995
Net income (in thousands)     As reported ....................       $4,262         $1,980
                              Pro forma   ....................        4,200          1,970

Net income per share          As reported ....................        $1.26          $0.91
                              Pro forma   ....................         1.24           0.91

    During 1996, the Company converted its defined contribution plan into a 401(k) plan (the "Plan"). Employees over the age of 21 and with one year of service are eligible to participate in the Plan. To encourage systematic savings by employees, the Company matches employee contributions to the Plan on the following basis: 100% of the first 3% of employee contributions and 50% of the next 2%. Both employee and Company matches immediately vest in the Plan. Additionally, funds which were previously not vested in the defined contribution plan vested with the transfer into the Plan. Expense for both the 401(k) as well as the defined contribution plan amounted to approximately $160,000, $227,000 and $86,000 for the years ended December 31, 1996, 1995 and
1994, respectively.


NOTE 9  -- INCOME TAXES

    The components of income tax provision are as follows:

(amounts in thousands)
Years ended December 31,                                           1996           1995           1994
Current:
    Federal                                                      $1,240           $706           $112
    State                                                           433            270             45
                                                                  1,673            976            157
Deferred:
    Federal                                                         499            145            387
    State                                                           164             50            157
                                                                -------          -----           ----
                                                                    663            195            544
                                                                -------          -----           ----
Change in valuation allowance                                      (360)          (186)           (36)
                                                                -------          -----           ----
       Total income tax provision                                $1,976           $985           $665
                                                                =======          =====           ====

    The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income:

(amounts in thousands)

Years ended December 31,                                             1996           1995           1994
Federal income tax at statutory rate                                 34.0%          34.0%          34.0%
Increase (decrease) resulting from:
  Tax-exempt income                                                   (.7)           (.6)           (.8)
  Dividends received deduction                                       (1.4)          (1.7)           (.8)
  Exercise of non-qualified stock options                            (1.3)
  Alternative minimum tax                                                                           (.7)
  Unallowable expenses                                                 .6             .7             .4
  Change in valuation allowance                                      (5.8)          (6.3)          (2.0)
State tax, net of federal tax benefit                                 6.3            7.1            7.5
                                                                    -----           ----           ----
                                                                     31.7%          33.2%          37.6%
                                                                    =====           ====           ====

    The major components of deferred income tax expense attributable to income are as follows:

(amounts in thousands)

Years ended December 31,                                           1996           1995           1994
Purchase accounting                                                  $8              $              $
Other real estate valuation                                          45            118            131
Contribution carryover                                                               5              3
Fair value of loans available-for-sale                                                            (14)
Accrued expenses                                                    104           (104)
Other temporary differences                                          43              5             43
Alternative minimum tax credit                                                                    (12)
Operating loss carryover-state                                                                      4
Deferred loan fees                                                   60             35             37
Provision for loan losses                                           400             97            380
Accelerated depreciation                                             29              9             12
Accrued interest nonperforming loans                                (26)            30            (40)
                                                                   ----          -----           ----
                                                                   $663           $195           $544

    At December 31, the Company had gross deferred tax assets and gross deferred tax liabilities as follows:

(amounts in thousands)

                                                                   1996           1995
Deferred tax assets:
   Accrued interest on nonperforming loans                            $145           $118
   Accrued deferred compensation                                        63             63
   Accrued expenses                                                                   103
   Allowance for loan losses                                           821          1,221
   Loan origination fees                                               182            242
   Depreciation                                                         59             88
   Other real estate owned valuation                                   339            384
                                                                    ------         ------
      Gross deferred tax asset                                       1,609          2,219
Valuation allowance                                                   (324)          (684)
                                                                    ------         ------
                                                                     1,285          1,535
                                                                    ------         ------
Deferred tax liabilities:
   Purchase accounting                                                (261)          (253)
   Other adjustments                                                   (76)           (31)
   Net unrealized holding gain on available-for-sale securities       (221)          (112)
                                                                    ------         ------
      Gross deferred tax liability                                    (558)          (396)
                                                                    ------         ------
   Net deferred tax asset                                             $727         $1,139
                                                                    ======         ======

NOTE 10  -- CONDENSED FINANCIAL INFORMATION OF NEW ENGLAND COMMUNITY BANCORP,
INC.

    The condensed balance sheets of New England Community Bancorp, Inc. (parent company only) as of December 31, 1996 and 1995 and statements of income and cash flows for each of the three years in the period ended December 31, 1996 follow:

(amounts in thousands)
Balance Sheets

                                                                  1996            1995
Assets:
    Investment in bank subsidiaries, at equity in net assets    $39,884        $25,855
    Investments                                                     548          4,951
           Cash                                                     284             58
    Other assets                                                     12            147
                                                                -------        -------         -------
Total Assets                                                    $40,728        $31,011
                                                                =======        =======         =======

Other liabilities                                                  $317           $531
Shareholders' equity                                             40,411         30,480
                                                                -------        -------         -------
Total Liabilities & Shareholders' Equity                        $40,728        $31,011
                                                                =======        =======         =======

Statements of Income
                                                                   1996           1995           1994
Equity in undistributed net income of bank subsidiaries          $3,830         $2,027         $1,097
Net interest and dividend income                                    591            293             16
Securities gains, net                                                 1
Income tax benefit (expense)                                        177             33             (4)
Other expense                                                      (337)          (373)            (6)
                                                                -------        -------         -------
Net income                                                       $4,262         $1,980         $1,103
                                                                =======        =======         =======







Statements of Cash Flows

                                                                     1996           1995           1994
Operating activities:
    Net income                                                      $4,262         $1,980         $1,103
    Adjustments to reconcile net income to net cash provided by
       (used for) operating activities:
         Equity in undistributed net income of bank subsidiaries    (3,830)        (2,027)        (1,097)
         Securities gains, net                                          (1)
         Net change in other liabilities                              (297)           355
         Net change in other assets                                     59            (72)
         (Decrease) increase in taxes payable                          (70)          (101)             4
                                                                   -------        -------        -------
            Net cash provided by operating activities                  123            135             10
                                                                   -------        -------        -------
Investing activities:
    Purchases of securities                                            (98)          (235)        (5,500)
    Cost of acquisitions                                              (277)          (396)
    Sales of securities                                              4,650            850
    Cash paid to shareholders of Manchester State Bank              (3,520)
    Other                                                               (5)            (3)
                                                                   -------        -------        -------
            Net cash provided by (used for) investing activities       750            216         (5,500)
                                                                   -------        -------        -------
Financing activities:
    Net proceeds from issuance of common stock                         170                         5,571
           Dividends paid                                             (817)          (415)
                                                                   -------        -------        -------
            Net cash provided by (used for) financing activities      (647)          (415)         5,571
                                                                   -------        -------        -------
Increase (decrease) in cash                                            226            (64)            81
Cash, beginning of year                                                 58            122             41
                                                                   -------        -------        -------
Cash, end of year                                                     $284            $58           $122
                                                                   =======        =======        =======


NOTE 11  -- FINANCIAL INSTRUMENTS

    The Company is party to financial instruments with off-balance-sheet risk to satisfy the financing needs of its borrowers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. The Company does not anticipate any material losses as a result of these transactions.

    Commitments to extend credit are agreements to lend to a borrower as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each borrower's creditworthiness on a case-by-case basis using the same credit policies as for on-balance-sheet financial instruments. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on Management's credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing property.

    Standby letters of credit and financial guarantees are conditional commitments issued by the Company's subsidiaries to guarantee the performance of a borrower to a third party. The evaluations of creditworthiness, consideration of need for collateral and credit risk involved in issuing letters of credit are essentially the same as that involved in extending loans to borrowers.

    Of the total standby letters of credit outstanding at December 31, 1996, $407,000 are secured by deposit accounts held with the Company's subsidiaries.

Disclosures of Fair Values of Financial Instruments

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

    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Financial Instrument      Methods and Assumptions
Cash and cash equivalents The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate fair value.

Securities                The fair value of securities are based on prices
                          obtained through brokers and independent pricing services.

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

    The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows at December 31:

                                                           1996                          1995
(amounts in thousands)                          Carrying           Fair       Carrying           Fair
                                                 Amount           Value         Amount          Value
Financial assets:
    Cash and cash equivalents                    $31,304        $31,304        $23,625        $23,625
    Securities available-for-sale                 85,958         85,958         75,063         75,063
    Securities held-to-maturity                    7,357          7,455          7,066          7,189
    Federal Home Loan Bank stock                   1,753          1,753          1,176          1,176
    Loans                                        283,482        283,048        217,789        218,516
    Accrued interest receivable                    3,206          3,206          2,538          2,538
    Interest-bearing time deposits with other
     banks                                                                       3,000          3,000
    Mortgages held-for-sale                        1,755          1,755            788            788

Financial liabilities:
    Deposits                                     386,897        388,064        307,161        308,164
    Short-term borrowings                          2,003          2,003            540            540

    The carrying amounts of financial instruments in the above table are included in the consolidated balance sheets under the individual captions.

Off-balance-sheet liabilities:

(amounts in thousands)
                                                        1996           1995
                                                    Notional       Notional
                                                      Amount         Amount
                                                     -------        -------
Commitments to extend credit                         $38,292        $44,753
Standby letters of credit and financial guarantees     1,841          1,715

    There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans. The fair value of letters of credit approximates the notional value.


NOTE 12  -- DISCLOSURE FOR STATEMENTS OF CASH FLOWS

(amounts in thousands)

Supplemental disclosure of cash paid during the period for:                1996       1995       1994
    Income tax paid                                                      $2,052       $797       $344
    Interest paid                                                        10,812      5,678      3,974

Supplemental disclosure of noncash investing and financing activities:
    Loans charged off, net of recoveries                                  2,796        779        750
    Real estate acquired through foreclosure                              1,882        796        743
    Loans originated to facilitate sales of other real estate owned         183                   564

Assets acquired and liabilities assumed in business combinations were as follows:
    Fair value of assets acquired, excluding cash and cash equivalents   77,063    111,242
    Cash and cash equivalents acquired                                   14,236      7,790
                                                                         ------    -------
                                                                         91,299    119,032
    Liabilities assumed                                                  84,989    109,525
                                                                         ------    -------
         Value of Company common stock issued for the acquisitions        6,310      9,507



NOTE 13  -- ACQUISITIONS

    On November 30, 1995, the Company acquired The Equity Bank by issuing 1,003,617 shares of the Company's common stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of The Equity Bank. The value of the Company's shares of common stock issued to effect the acquisition and the direct costs of the acquisition was $9,507,000. On July 11, 1996, the Company acquired Manchester State Bank by issuing 549,300 shares of the Company's common stock and paying $3,525,000 in cash for all of the outstanding common shares of Manchester State Bank.
The value of the Company's shares of common stock issued to effect the acquisition and direct costs of the acquisition was $6,834,000.

    The acquisitions were accounted for as purchases, and thus the results of operations for both entities are only included in the consolidated financial statements since the date of the respective transactions. Goodwill reflected by purchase accounting amounted to $840,000 and $3,752,000 for The Equity Bank and Manchester State Bank, respectively, and in both cases is being amortized over fourteen (14) years. During 1996, the amount due to dissenting shareholders of The Equity Bank was increased to $1,639,000, from $1,221,000, and is reflected in other liabilities in the consolidated balance sheet of the Company as of December 31, 1996. Subsequently, in January 1997, the Company and the dissenting shareholders settled at the amount the Company had reserved.

    The following summary, prepared on an unaudited pro forma basis, approximates the consolidated results of operations as if The Equity Bank and Manchester State Bank had been acquired as of the beginning of 1995 and 1996, respectively, and includes purchase accounting adjustments.

(amounts in thousands)
                                                                                  1996          1995
Net interest income after provision for loan losses                            $18,371        $18,840
Noninterest income                                                               2,624          2,389
                                                                               -------        -------
    Total                                                                       20,995         21,229
Noninterest expense                                                             14,315         15,795
                                                                               -------        -------
Income before income taxes                                                       6,680          5,434
Income taxes                                                                     2,172          2,123
                                                                               -------        -------
Pro forma net income                                                            $4,508         $3,311
                                                                               =======        =======

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

    In an agreement dated February 20, 1997, the Company and First Bank of West Hartford ("First Bank") agreed to consummate a business combination transaction in which First Bank will merge with and into New England Bank. The agreement is subject to the approval of regulators and the shareholders of both the Company and First Bank.

NOTE 14  -- REGULATORY MATTERS

Restrictions on Dividends

    The Company's principal assets are its investments in its bank subsidiaries. As such, the Company's ability to pay dividends to its shareholders is largely dependent on the ability of the Banks to pay dividends to the Company. The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Banks' operating results and financial conditions. The Shareholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefore. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations and other factors. The Federal Deposit Insurance Corporation regulations require banks to maintain certain capital ratios as noted below which may otherwise restrict the ability of the Banks to pay dividends to the Company.

Minimum Capital Requirements

    The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Their capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

    As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories. The actual capital amounts and ratios are also presented in the following table:

                                                                                            To be Well
(amounts in thousands)                          Actual          Adequacy Purposes          Capitalized
                                           Amount    Ratio       Amount     Ratio       Amount    Ratio
As of December 31, 1996
  Risk-Based Total Capital:
    Consolidated                          $39,304   13.5%       $23,369   >=8.0%              N/A
    New England Bank                       27,405   13.1         16,774     8.0        $20,968   >=10.0%
    The Equity Bank                        11,529   13.8          6,671     8.0          8,340     10.0
  Risk-Based Tier 1 Capital:
    Consolidated                           35,630   12.2         11,685     4.0                N/A
    New England Bank                       24,770   11.8          8,387     4.0         12,581      6.0
    The Equity Bank                        10,478   12.6          3,336     4.0          5,003      6.0
  Leverage:
    Consolidated                           35,630    8.5         16,818     4.0                N/A
    New England Bank                       24,770    8.1         12,307     4.0         15,383      5.0
    The Equity Bank                        10,478    9.3          4,523     4.0          5,654      5.0

    Under Federal Reserve regulation, the Company's subsidiaries are limited as to the amount they may lend or advance to the Company, unless such loans and advances are collateralized by specific obligations. No advances were made to the Company by either subsidiary at December 31, 1996 or 1995.


NOTE 15  -- RECLASSIFICATION

    Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Summarized Financial Information (Unaudited)

By Quarter                          1996                                         1995
(Amounts in thousands,
except per share)                1       2      3        4     Year        1       2       3        4    Year
Interest income               $6,641  $6,337  $7,797   $8,053 $28,828   $3,685   $3,750  $3,848   $5,017 $16,300
Interest Expense               2,405   2,334   2,837    2,837  10,413    1,145    1,328   1,407    1,856   5,736
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
Net Interest Income            4,236   4,003   4,960    5,216  18,415    2,540    2,422   2,441    3,161  10,564
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
Provision for loan losses        532     502     446      374   1,854      130      150     120      300     700
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
Net interest income after
   provision for loan losses   3,704   3,501   4,514    4,842  16,561    2,410    2,272   2,321    2,861   9,864
Noninterest income               440     666     624      648   2,378      346      454     470      422   1,692
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
                               4,144   4,167   5,138    5,490  18,939    2,756    2,726   2,791    3,283  11,556
Noninterest expense            2,787   2,780   3,516    3,618  12,701    2,075    2,002   2,001    2,513   8,591
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
Income before income taxes     1,357   1,387   1,622    1,872   6,238      681      724     790      770   2,965
Income taxes                     434     444     445      653   1,976      242      256     275      212     985
                              ------  ------  ------   ------ -------   ------   ------   -----   ------  ------
Net income                      $923    $943  $1,177   $1,219  $4,262     $439     $468    $515     $558  $1,980
                              ======  ======  ======   ====== =======   ======   ======   =====   ======  ======
Earnings per share             $0.30   $0.31   $0.32    $0.33   $1.26    $0.21    $0.23   $0.24    $0.23   $0.91
                              ======  ======  ======   ====== =======   ======   ======   =====   ======  ======








SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Windsor, Connecticut on March 27, 1997.

                                    NEW ENGLAND COMMUNITY BANCORP, INC.



                                    By /s/ Anson C. Hall

                                       Anson C. Hall
                                       Vice President, Chief Financial Officer



                                    By /s/ David A. Lentini

                                       David A. Lentini
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                 Title                                  Date

 /s/ Dominic J. Ferraina                  Chairman and                     March 27, 1997
(Dominic J. Ferraina)                     Director

 /s/ David A. Lentini                     President and                    March 27, 1997
(David A. Lentini)                        Chief Executive Officer
                                          Director

 /s/ Tadeus J. Buczkowski                 Director                         March 27, 1997
(Tadeus J. Buczkowski)

 /s/ John C. Carmon                       Director                         March 27, 1997
(John C. Carmon)

 /s/ Gary J. DeNino                       Director                         March 27, 1997
(Gary J. DeNino)

 /s/ Frank A. Falvo                       Director                         March 27, 1997
(Frank A. Falvo)

 /s/ Charles D. Gersten                   Director                         March 27, 1997
(Charles D. Gersten)

 /s/ John R. Harvey                       Director                         March 27, 1997
(John R. Harvey)

 /s/ Angelina J. McGillivray              Director                         March 27, 1997
(Angelina J. McGillivray)

 /s/ Edward J. Szewczyk                   Director                         March 27, 1997
(Edward J. Szewczyk)



EXHIBIT INDEX

Exhibit #              Description
           Page
  10-f                 Employment Agreement of by and between New England
                       Community Bancorp, Inc. and Frank A. Falvo
   21                  List of Subsidiaries
   27                  Financial Data Schedule

EXHIBIT 10-f

       Agreement effective August 1, 1996, by and between NEW ENGLAND COMMUNITY BANCORP, INC., a Corporation organized and existing under the laws of the State of Delaware with its principal office in Windsor, Connecticut (hereinafter the "Company") and FRANK A. FALVO of Wethersfield, Connecticut (hereinafter "Employee").

       1. Employment. The Company agrees to employ Employee and Employee agrees to be so employed, in the capacity of Executive Vice President of the Company; and President and Chief Executive Officer of the Company's Equity Bank subsidiary.

       2. Term. New England Community Bancorp, Inc. hereby employs Employee, and Employee hereby accepts employment with the Company, all in accordance with the terms and conditions hereof, for a term commencing on August 1, 1996 (the "Commencement Date"), and continuing for a period of two years (the "Employment Period"), unless extended or sooner terminated as herein provided.

       Prior to the end of the first year of the Employment Period, and prior to each subsequent anniversary of the Commencement Date, either party may give the other written notice of their intention not to renew or extend the Employment Agreement. If no such notice is given, the Employment Period will be extended for an additional year without further action and the dates contained herein will be automatically adjusted accordingly. If such notice is given by either party, this Employment Agreement shall terminate one year later, on the anniversary of the Commencement Date next following the Commencement Date anniversary with respect to which such notice was given. In the event that the Company is acquired, this contract would expire 12 months after the closing date of said acquisition.

       3. Time and Efforts. Employee shall diligently and conscientiously devote his full and exclusive time and attention and best efforts in discharging his duties as the Company's Executive Vice President. Employee shall serve as the President and Chief Executive Officer of The Equity Bank ("Equity"), a subsidiary of the Company and upon request of the Company's President or Board of Directors an Employer shall serve as an officer such other subsidiaries of either the Company or Equity without additional compensation as to which Employee may be elected or appointed after the date hereof.

       4.     Compensation.

              (a) Salary. The Company shall pay to Employee as compensation for his services, an annual salary of One Hundred Fifty Thousand Dollars ($150,000), through December 31, 1996, and thereafter, the Company shall pay to Employee as compensation for his services an annual salary of One Hundred Sixty-Five Thousand Dollars ($165,000) beginning January 1, 1997, payable in equal bi-weekly installments ("Base Salary").

              (b)     Automobile.   The Company recognizes the Employee's need
for an automobile for business purposes and therefore shall provide the Employee with an automobile, including all related maintenance, repairs, insurance, taxes, fuel and other similar automobile related costs.

(c) Life, Health and Disability Insurance. The Company shall provide Employee with coverage for life insurance, health insurance, short-term disability, accidental death and dismemberment as provided in the Company's standard plan for the same as adopted from time to time. The Company will also provide a supplemental long-term disability policy.

              (d) Pension Plan. The Employee is eligible to participate in the Company's 401(k)/Pension Plan and the Company shall make contributions to such plan in Employee's behalf as provided in the terms of said plan.

              (e)     Salary Increase.   Each December, the Chief Executive
Officer together with the Compensation Committee of the Board of the Company will review the Employee's Base Salary and at the option of the Board of Directors may increase the Base Salary of the Employee.

              (f)     Country Club.   The Company shall provide Employee with a
country club membership at the Wethersfield Country Club, at a cost not to exceed five thousand dollars per year.

              (g)     Incentive Bonus.   The Company, at the option of the
Board of Directors and at the Board's total discretion as to amount and time of payment, may pay Employee, an incentive bonus.

       5.     Miscellaneous.

              (a) Governing Law. This Agreement shall be governed by and interpreted according to the laws of the State of Connecticut.

              (b) Successors and Assigns. This Agreement shall not be assignable but shall be binding upon and inure to the benefit of the parties hereto and any successors in interest to the Company.

              (c) Severability. In the event that any provision hereof shall be declared invalid or unenforceable by any court, such invalidity shall not affect the validity or enforceability of the remainder of this Agreement.

              (d) Non-Compete. The Employee agrees that if he resigns from the Company's employ, he will not compete within a 15 mile radius of the main office of either the Company or Equity for a period of one year.

              (e) Dismissal. The Employee agrees that no compensation would be due him if a regulatory agency requires his dismissal or if he is removed for cause or if he is involved in any illegal act which causes monetary harm to the Company.

       IN WITNESS WHEREOF, the undersigned have entered into this Agreement, effective August 1, 1996 and executed same on the date(s) set forth below.


                                             EMPLOYEE

                                     By  /s/ Frank A. Falvo           12/6/96
                                        -------------------------------------
                                             Frank A. Falvo            Date


                                             NEW ENGLAND COMMUNITY BANCORP, INC.

                                     By  /s/ Dominic J. Ferraina      12/6/96
                                        -------------------------------------
                                             Dominic J. Ferraina       Date
                                             Its Chairman
                                             Duly Authorize

EXHIBIT 21

SUBSIDIARIES OF NEW ENGLAND COMMUNITY BANCORP, INC.

                                                                              Percent
                                                                              Owned By
                                                                            New England
                                             Incorporated In                  Community
Subsidiary                                   The State of:                  Bancorp, Inc.

New England Bank and Trust Company           Connecticut                       100%

The Equity Bank                              Connecticut                       100%




