Form 10-Q
period 1997-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1997-05-15
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1997 Commission File Number 0-14550

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                               DELAWARE 06-1116165

                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095

                            Telephone: (860) 610-3600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO_______

The number of shares of common stock of the registrant outstanding as of April 30, 1997 was 3,667,166.

The total number of pages in this report is 17.

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

   Part I.  FINANCIAL INFORMATION                                      Page No.
   Item 1.  Financial Statements:

            Consolidated Balance Sheets--March 31,
            1997 and 1996 (unaudited) and December 31, 1996                   4

            Consolidated Statements of Income--three months
            ended March 31, 1997 and 1996 (unaudited)                         5

            Consolidated Statements of Cash Flows--three
            months ended March 31, 1997 and 1996 (unaudited)                  6

            Notes to Consolidated Financial Statements                        7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             8

  Part II.  OTHER INFORMATION                                                16

   Item 1.  Legal Proceedings                                                16
   Item 2.  Changes in Securities                                            16
   Item 3.  Defaults Upon Senior Securities                                  16
   Item 4.  Submission of Matters to a Vote of Security Holders              16
   Item 5.  Other Information                                                16
   Item 6.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  16

            SIGNATURES                                                       17

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(thousands of dollars)

                                                            March 31,                     March 31,         December 31,
                                                                 1997                          1996                 1996
                                                          (Unaudited)                   (Unaudited)

________________________________________________________________________________________________________________________
ASSETS:
      Cash and due from banks                             $ 25,058                   $ 15,738                   $ 21,629
      Federal funds sold                                     2,725                      8,300                      9,675
                                                          --------                   --------                   --------
            Cash and cash equivalents                       27,783                     24,038                     31,304
      Securities held-to-maturity                            7,357                      6,595                      7,357
      Securities available-for-sale                         86,933                     67,839                     85,958
      Federal Home Loan Bank stock                           1,753                      1,176                      1,753
      Loans outstanding                                    287,291                    219,236                    288,996
            Less: allowance for possible loan losses        (5,577)                    (4,520)                    (5,514)
                                                          --------                   --------                   --------
                  Net loans                                281,714                    214,716                    283,482
      Mortgages held-for-sale                                1,853                      2,046                      1,755
      Accrued interest receivable                            3,088                      2,444                      3,206
      Premises and equipment                                 9,457                      7,290                      9,369
      Other real estate owned                                1,167                        720                      2,109
      Goodwill                                               4,385                        395                      4,464
      Other assets                                           2,589                      1,746                      2,402
                                                          --------                   --------                   --------
Total Assets                                              $428,079                   $329,005                   $433,159
                                                          ========                   ========                   ========

LIABILITIES:
      Deposits:
            Noninterest bearing                           $ 72,435                  $ 52,110                   $ 78,792
            Interest bearing                               300,947                   241,737                    308,105
                                                          --------                  --------                   --------
                  Total deposits                           373,382                   293,847                    386,897
      Short-term borrowings                                  5,569                     1,151                      2,003
      Long term debt                                         6,000
      Other liabilities                                      2,281                     3,098                      3,848
                                                          --------                  --------                   --------
Total Liabilities                                          387,232                   298,096                    392,748
                                                          --------                  --------                   --------

SHAREHOLDERS' EQUITY:
      Common Stock, $.10 par value, authorized
      10,000,000 shares:
      March 31, 1997 and
      December 31, 1996, 3,667,166 outstanding;
      March 31, 1996, 3,084,309 outstanding                   367                       308                        367
      Additional paid-in capital                           27,943                    21,522                     27,943
      Retained earnings                                    12,700                     9,230                     11,802
      Net unrealized (loss) gain on securities
      available-for-sale                                     (163)                    (151)                        299
                                                         --------                  --------                   --------
Total Shareholders' Equity                                 40,847                    30,909                     40,411
                                                        ---------                  --------                   --------
Total Liabilities & Shareholders' Equity                 $428,079                  $329,005                   $433,159
                                                         ========                  ========                    =======

        The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(thousands of dollars; except per share data)
Quarter ended March 31,                                    1997           1996
-------------------------------------------------------------------------------
INTEREST INCOME:
      Loans, including fees                             $6,423           $5,419
      Securities:
            Taxable interest                             1,425              942
            Interest exempt from federal income taxes       36               24
            Dividends                                       83              170
      Federal funds sold and other interest                 48               86
                                                       -------           ------
            Total interest income                        8,015            6,641
INTEREST EXPENSE:
      Deposits                                           2,670            2,395
      Borrowed funds                                       100               10
                                                       -------           ------
            Total interest expense                       2,770            2,405
Net interest income                                      5,245            4,236
Provision for possible loan losses                         243              532
                                                       -------           ------
Net interest income after provision for possible
  loan losses                                            5,002            3,704

NONINTEREST INCOME:
      Service charges, fees and commissions                532              411
      Investment securities losses, net                     (4)              (1)
      Gain on the sales of loans, net                      135               20
      Other                                                 35               10
                                                       -------           ------
            Total noninterest income                       698              440
NONINTEREST EXPENSE:
      Salaries and employee benefits                     2,061            1,558
      Occupancy                                            409              257
      Furniture and equipment                              262              187
      Outside services                                     171              117
      Postage and supplies                                 181              122
      Insurance and assessments                             34               36
      Losses, writedowns, expenses - other real estate
       owned                                                30               47
      Amortization of goodwill                              79                7
      Other                                                568              456
                                                       -------           ------
            Total noninterest expense                    3,795            2,787
                                                       -------           ------
Income before taxes                                      1,905            1,357
Income taxes                                               713              434
                                                       -------           ------
Net income                                              $1,192           $  923
                                                       =======           ======
Net income per share                                   $  0.33           $ 0.30
Weighted average shares outstanding of common stock      3,667            3,084

        The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(thousands of dollars)

Three Months Ended March 31,                                                                  1997                          1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

      Net income                                                                          $  1,192                       $   923
      Adjustment for noncash charges (credits):
      Provision for depreciation and amortization                                              256                            67
      Losses from sale or disposal and provisions to reduce the carrying value
            of other real estate owned, net                                                     47                            10
      Securities losses (gains), net                                                             4                            (1)
      Accretion of discounts and amortization of premiums on bonds, net                         13                            62
      Accretion, net of amortization, of purchase accounting adjustments                       (53)
      Amortization of goodwill                                                                  79
      Provision for possible loan losses                                                       243                           532
      Gain on sale of loans, net                                                              (135)
      (Increase) decrease in accrued interest income and other assets, net                    (127)                          421
      Decrease (increase) in loans held-for-sale                                                37                        (1,258)
      (Decrease) increase in accrued interest payable and other liabilities, net            (1,229)                         (320)
                                                                                           -------                       -------
                  Net cash provided by operating activities                                    327                           436
                                                                                           -------                       -------

FINANCING ACTIVITIES:

      Net decrease in noninterest-bearing accounts                                          (6,357)                       (7,835)
      Net (decrease) increase in interest-bearing accounts                                  (7,087)                       (5,479)
      Increase (decrease) in short-term borrowings                                           3,566                           611
      Increase (decrease) in long-term borrowings                                            6,000
      Cash dividends paid                                                                     (294)                         (170)
                                                                                           -------                       -------
                  Net cash used for financing activities                                    (4,217)                       12,456
                                                                                           -------                       -------

INVESTING ACTIVITIES:

      Loans originated, net of principal collections                                         1,260                         1,963
      Proceeds from sales of loans                                                               3                           258
      Decrease in interest-bearing time deposits                                                                           3,000
      Purchases of securities available-for-sale                                           (10,787)                       (9,586)
      Proceeds from sales of securities available-for-sale                                   4,559                         6,008
      Proceeds from maturities of securities available-for-sale                              4,443                        10,947
      Purchases of securities held-to-maturity                                                                              (527)
      Proceeds from maturities of securities held-to-maturity                                                                925
      Proceeds from sales of other real estate owned                                         1,162                           259
      Purchases of premises and equipment, net                                                (296)                         (397)
      Capitalization of expenditures on other real estate owned                                (20)
                                                                                           -------                       -------
                  Net cash provided by (used for) investing activities                         324                        12,850
                                                                                           -------                       -------
      Increase (decrease) in cash and cash equivalents                                      (3,521)                          413
                                                                                           -------                       -------
      Cash and cash equivalents, beginning of period                                        31,304                        23,625
                                                                                           -------                       -------
      Cash and cash equivalents, end of period                                             $27,783                       $24,038
                                                                                           =======                       =======

Schedule of noncash investing and financing activities:

      Loans charged off, net of recoveries                                                    $180                          $511
      Real estate acquired through foreclosure                                                 247                           267
      Loans originated to facilitate sales of other real estate owned                          653
      Income tax paid                                                                          253                           143
      Interest paid                                                                          2,877                         2,511



                                   The accompanying notes are an integral part of these statements.


                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("NEBT") and The Equity Bank ("EQBK"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

NOTE 2 - PURCHASE ACCOUNTING

On July 11, 1996, the Company completed an acquisition of Manchester State Bank ("MSB") by issuing 548,857 shares of the Company's common stock and paying
$3,520,000 in cash for all of the outstanding common shares of MSB. The transaction was accounted for as a purchase, and thus, the comparative statements do not include prior operating results of the acquired entity.

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

NECB reported net income for the quarter ended March 31, 1997 of $1,192,000 or $0.33 per share. This represents a 29% increase over the $923,000 earned in the first quarter of 1996. On an earnings per share basis, 1997 increased 10% over the $0.30 earnings per share for 1996. Growth in net income and earnings per share during 1997 primarily reflects the additional revenue and savings achieved in conjunction with the Company's acquisition of MSB (the "acquisition").

Returns on average assets and average equity for the quarter were 1.14% and 11.84%, compared to 1.12% and 11.99% for the same period a year earlier.

Through the first three months of 1997, net interest income on a fully taxable-equivalent basis totaled $5,245,000 compared to $4,236,000 in 1996. The net interest margin for 1997 was 5.47% versus 5.55% in 1996. The increase in net interest income is largely due to the acquisition together with an improved mix of interest-earning assets and interest-bearing liabilities.

Provisions for possible loan losses amounted to $243,000 in 1997 compared to $532,000 in 1996. The provision recorded in 1996 primarily related to the growth experienced in conjunction with the acquisition of EQBK which was completed on November 30, 1995.

Noninterest income increased to $698,000 in 1997 from $440,000 in 1996. The increase is largely the result of the acquisition coupled with a $115,000 increase in the gain on the sale of loans originated for sale.

Noninterest expense totaled $3,795,000 in 1997, compared to $2,787,000 in 1996. The increase is primarily the result of the increased size of the Company from both internal growth and from the acquisition, net of the cost reductions derived from the elimination of duplicate operations.

Total assets at March 31, 1997 were $428,079,000 compared to $433,159,000 at December 31, 1996. Total loans at March 31, 1997 amounted to $287,291,000 compared to $288,996,000 at December 31, 1996 while total deposits amounted to $373,382,000 at March 31, 1997 compared to $386,897,000 at December 31, 1996.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1997

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

For the three months ended March 31, 1997, the Company reported net income of $1,192,000 or $0.33 per share as compared to $923,000 or $0.30 per share for the same period of 1996. An important factor in these results was the $1,374,000 increase in net interest income which was supplemented by the $258,000 increase in noninterest revenue and partly offset by the $1,008,000 increase in noninterest expenses.

NET INTEREST INCOME

Net interest income, which is the difference between interest earned on earning assets and interest paid on deposits and borrowings, represents the largest component of NECB's operating income. The principal earning asset of the Company is its loan portfolio--which is comprised of loans to finance operations of businesses located within our market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage and personal loans to individuals. Representing a quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. While providing a source of revenue, these funds are used to provide reserves and meet the liquidity needs of the Company. Excess reserves are available to meet the borrowing needs of the communities we serve. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 34% for all periods presented.

(amounts in thousands)


March 31,                                             1997                 1996
-------------------------------------------------------------------------------
Interest income (financial statements)                $8,015             $6,641
Tax equivalent adjustment                                 46                 53
Interest expense                                      (2,770)            (2,405)
                                                      ------            -------
Net interest income (fully taxable equivalent)        $5,291             $4,289
                                                      ======             ======

For the first three months of 1997, net interest income on a FTE basis was $5,291,000, a 23% increase over the $4,289,000 reported in same period in 1996. The $1,002,000 increase in 1997 was primarily the result of the MSB acquisition--which added approximately $77,000,000 in interest earning assets and $67,000,000 and interest bearing liabilities.

CONSOLIDATED AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES

Three Months Ended                                               March 31, 1997                             March 31, 1996
----------------------------------------------------------------------------------------------------------------------------
                                              Average                    Average           Average                   Average
(amounts in thousands)                        Balance       Interest        Rate           Balance       Interest       Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS:

   Federal funds sold                         $  3,819          $  48       5.10%          $  6,543         $  86        5.29%
   Interest-bearing time deposits                                                             2,407             42       1.74%
   Securities held-to-maturity                   7,357            127       7.00%             6,890            114       6.65%
   Securities available-for-sale                91,716          1,463       6.47%            71,578          1,033       5.80%
   Mortgages held for sale                       1,243             20       6.53%             1,076             19       7.10%
   Loans (A)                                   288,469          6,403       9.00%           222,122          5,400       9.78%
                                              --------          -----                      --------          -----
        Total interest-earning assets          392,604          8,061       8.33%           310,616          6,694       8.67%

   Allowance for loan losses                   (5,594)                                      (4,541)
   Cash and due from banks                      16,558                                       12,937
   Other assets                                 20,889                                       12,333
                                              --------                                     --------
Total Assets                                  $424,457                                     $331,345
                                              ========                                     ========

LIABILITIES:

   Regular savings deposits                   $ 83,518          $ 436       2.12%          $ 69,077          $ 354       2.06%
   NOW account deposits                         47,866            155       1.31%            28,051             72       1.03%
   Money market deposits                         4,254             12       1.14%             4,949             14       1.14%
                                              --------          -----                      --------          -----
        Total savings deposits                 135,638            603       1.80%           102,077            440       1.73%
   Time deposits                               163,720          2,067       5.12%           139,467          1,955       5.64%
   Borrowed funds                                7,364            100       5.51%               897             10       4.48%
                                              --------          -----                      --------          -----
        Total interest bearing liabilities     306,722          2,770       3.66%           242,441          2,405       3.99%
   Demand deposits                              74,313                                       54,653
   Other liabilities                             2,519                                        3,294
                                              --------                                     --------
        Total Liabilities                      383,554                                      300,388
   Equity                                       40,903                                       30,957
                                              --------                                     --------
Total Liabilities & Equity                    $424,457                                     $331,345
                                              ========                                     ========

Net interest income--FTE basis                                $5,291                                       $4,289
                                                              ======                                       ======
Net interest margin                                                        5.47%                                        5.55%
Net interest spread                                                        4.66%                                        4.68%

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

Several factors served to decrease the net interest margin to 5.47% in 1997 from 5.55% in 1996. Noteworthy was the effect of combining NECB's balances with those of MSB. Prior to the acquisition, MSB had an interest rate structure which, when compared to the Company's existing structure, generally included higher rates earned and paid. Incorporating this structure into the Company's had the effect of increasing the average rates of the combined Company. Added to this was a general reduction in market interest rates compared to the last year which also served to compress the Company's margin.

RATE/VOLUME ANALYSIS

Changes in net interest income between years is divided into two components--the change resulting from the change in average balances of earning assets and interest-bearing liabilities (or "volume") and the change in the rates earned or paid on these balances. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on a FTE basis.

                                                                 Total                           Change due to
                                                              Increase                             Change in:
                                                                                            --------------------------
(amounts in thousands)                                      (Decrease)                      Rate                Volume
----------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                              $  (38)                 $   (3)                 $  (35)
Interest-bearing time deposits                                     (42)                      0                     (42)
Securities held-to-maturity                                         13                       6                       7
Securities available-for-sale                                      430                     124                     306
Mortgages held for sale                                              1                      (2)                      3
Loans                                                            1,003                    (461)                  1,464
                                                               -------                  ------                  ------
Total interest-earning assets                                   $1,367                  $ (336)                 $1,703
                                                               -------                  ------                  ------
INTEREST PAID ON:
Regular savings deposits                                        $   82                  $    9                  $   73
NOW account deposits                                                83                      23                      60
Money market deposits                                               (2)                      0                      (2)
                                                                ------                  ------                  ------
      Total savings deposits                                       163                      33                     130
Time deposits                                                      112                    (194)                    306
Borrowed funds                                                      90                       3                      87
                                                                ------                  ------                  ------
Total interest-bearing liabilities                                 365                    (159)                    524
                                                                ------                  ------                  ------
Net interest income change                                      $1,002                  $ (177)                 $1,179
                                                                ======                  ======                  ======

As the above table indicates, for the three months ended March 31, 1997 net interest income (on a fully tax equivalent basis) rose $1,002,000. Of this amount, $1,179,000 resulted from changes in volume of average assets and liabilities--primarily from the inclusion of MSB in the 1997 results. The remaining portion of the change, a decrease of $177,000, was derived from changes to interest rates earned on earning assets and paid on interest bearing liabilities.

NONINTEREST INCOME

For the first three months of 1997, noninterest income increased $258,000, or 59%, from 1996 and totaled $698,000 compared to $440,000 in the previous year. Service charges, fees and commissions totaled $532,000 in 1997 compared to $411,000 in 1996, an increase of 29%. Included in service charges, fees and commissions are fees on deposits, loan servicing fees and other fees and charges. While most of the increase in this category can be attributed to the acquisition, the Company's new on-line cash management product ("Access") has been very well received by the market place and is beginning to contribute to noninterest income.

Gains on sales of loans increased by $115,000 and totaled $135,000 for the first quarter of 1997 compared to $20,000 for 1996. With fixed rate conventional mortgage rates generally below 8% for most of the first quarter of 1997, borrowers preference for financing home purchases with fixed rate mortgages remained strong. As part of its asset/liability management process, NECB generally sells these mortgages in the secondary market. This taken together with the Company's expanded market area enabled NECB to dramatically increase its originations in the first quarter of 1997.

NONINTEREST EXPENSE

Noninterest expenses amounted to $3,795,000 during the first three months of 1997. This represents a $1,008,000 increase, or 36%, over the $2,787,000 reported during the first three months of 1996 and is largely the result of the growth related to the addition of MSB. Beyond the effect of the acquisition, expenses increased moderately in salaries and benefits, occupancy and other expenses while insurance and assessments and losses and writedowns on OREO decreased modestly from same period in 1996. Salaries and benefit expense rose in response to both merit increases and Company-paid insurance expense. The increase in occupancy expense resulted from the additional lease expense for new facilities and the associated amortization of leasehold improvements and increased depreciation expense on the Company's new Technology Center--which began operations in March 1996. Expenses related to furniture and equipment and outside services also rose during the period, when compared to 1996. In addition, goodwill amortization resulting from the use of the purchase method of accounting for the EQBK and MSB acquisitions, amounted to $79,000 in 1997 compared to $7,000 in 1996.

FINANCIAL CONDITION

Total assets at March 31, 1997 were $428,079,000, a decrease of $5,080,000, or 2%, from $433,159,000 at December 31, 1996. During the first three months of 1997, loans outstanding decreased $1,705,000 or 1% to $287,291,000. The decrease in loans was partially offset by an increase in securities available-for-sale--which increased $975,000 to $86,933,000 at quarter end from $85,958,000 at December 31, 1996. Securities held-to-maturity were unchanged and stood at $7,357,000 at March 31, 1997. Federal funds sold decreased by $6,950,000 and stood at $2,725,000 at March 31, 1997 compared to $9,675,000.
Federal funds--which are overnight loans to other banks--represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs of the Company.

Total deposits, which constitute the principal funding source of the Company's assets, decreased $13,515,000 from December 31, 1996 and amounted to $373,382,000 at March 31, 1997. The Company normally experiences some seasonal outflow of deposits--particularly in transaction accounts--during the first quarter of the year.

Short-term borrowings increased by $3,566,000 and stood at $5,569,000 at quarter-end. In addition, during the quarter the Company borrowed $6,000,000 in long term debt with maturities ranging from 2 to 6 years from the Federal Home Loan Bank of Boston. Other liabilities were $2,281,000, a decrease of $1,567,000 from $3,848,000 at December 31, 1996 and is primarily the result of the payment made to dissenting shareholders of EQBK. Total shareholders' equity was $40,847,000 at March 31, 1997, an increase of $436,000 over December 31, 1996.
The change included net income for the first three months of 1997 of $1,192,000 and decreases from declared dividends of $294,000 and a $462,000 decrease in net unrealized loss on securities available-for-sale (net of related tax effect).

SECURITIES HELD-TO-MATURITY

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity were unchanged from December 31, 1996 and totaled $7,357,000 at March 31, 1997:

                                                          March 31, 1997                                 December 31, 1996
------------------------------------------------------------------------------------------------------------------------------
                                                 Amortized                                          Amortized
                                                      Cost                 Fair                          Cost                 Fair
(in thousands)                                       Basis                Value                         Basis                Value
----------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies               $4,516               $4,502                        $4,516               $4,563
Debt securities issued by states and
    political subdivisions of the states             2,841                2,852                         2,841                2,892
                                                    ------               ------                        ------               ------
                                                    $7,357               $7,354                        $7,357               $7,455
                                                    ======               ======                        ======               ======


SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At March 31, 1997, the net unrealized loss on securities available-for-sale was $275,000 while at December 31, 1996 the net unrealized gain was $521,000, representing an increase in net unrealized losses of $796,000. As shown in the table below, investments in securities available-for-sale totaled $86,933,000 at March 31, 1997 versus $85,958,000 at December 31, 1996:

                                                      March 31, 1997                                     December 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
                                             Amortized                                          Amortized
                                                  Cost                 Fair                          Cost                 Fair
(in thousands)                                   Basis                Value                         Basis                Value
-------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                    $ 4,473              $ 4,877                       $ 3,689              $ 4,002
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies            63,778               63,233                        63,315               63,459
Corporation debt securities                       7,082                7,026                         8,122                8,117
Mortgage-backed securities                       11,875               11,797                        10,311               10,380
                                                -------              -------                       -------              -------
                                                $87,208              $86,933                       $85,437              $85,958
                                                =======              =======                       =======              =======


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

As shown on the table below, total nonperforming assets decreased $961,000 to $6,907,000 at March 31, 1997 from $7,868,000 at December 31, 1996.

(in thousands)

                                                                                         March 31, 1997          December 31,1996
---------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                                 $5,740                    $5,759
Other real estate owned                                                                           1,167                     2,109
                                                                                                 ------                    ------
Total nonperforming assets                                                                       $6,907                    $7,868
                                                                                                 ======                    ======

Loans past due in excess of ninety days and accruing interest                                    $   10                    $  395
Ratio of nonperforming assets to total loans and OREO                                              2.4%                      2.7%
Ratio of nonperforming assets and loans past due in excess of
      ninety days and accruing interest to total loans and OREO                                    2.4%                      2.8%
Ratio of allowance for loan losses to total loans                                                  1.9%                      1.9%
Ratio of allowance for loan losses to nonperforming assets and
      loans in excess of ninety days past due and accruing interest                               80.6%                     66.7%
Ratio of nonperforming assets and loans in excess of ninety days
      past due and accruing interest to total shareholders' equity                                17.0%                     20.4%
Ratio of nonperforming assets to total assets                                                      1.6%                      1.8%

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

Activity in Nonperforming Assets
(Amounts in thousands)

Three Months Ending March 31,                           1997               1996
-------------------------------------------------------------------------------
Beginning Balance; December 31, 1996 and 1995          $7,868           $5,453
     Additions                                            906            1,181
     Reductions:
        Payments                                         (431)            (308)
        Loans returned to performing status                 0             (416)
        Charge-offs and writedowns                       (328)            (527)
        Sales/other, net                               (1,108)            (219)
                                                       ------         --------
Ending Balance                                         $6,907           $5,164
                                                       ======           ======

Compared to first quarter of 1996, nonperforming assets primarily increased due to the acquisition which accounted for $4,360,000 and $585,000 in nonaccural loans and OREO, respectively. In addition, reduced reclassifications and increased sales of OREO served to reduce nonperforming assets during the first quarter of 1997.

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

The following table summarizes the activity in the allowance for possible loan losses for the three months ending March 31, 1997 and 1996 was as follows:


(in thousands)
Three Months Ended March 31,                     1997                      1996
-------------------------------------------------------------------------------
Balance beginning of period                    $5,514                    $4,446
Provisions charged to operations                  243                       532
Recoveries on loans previously charged-off         67                        53
Loans charged-off                                (247)                     (511)
                                               ------                    ------
Balance end of period                          $5,577                    $4,520
                                               ======                    ======

Provisions for possible loan losses charged to operations for the first three months of 1997 were $247,000, representing an decrease of $289,000 from the same period in 1996. During the three month period, charge-offs decreased by $264,000. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries' loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed.

CAPITAL

The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

As of March 31, 1997, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for March 31, 1997 and 1996 were:

                               MINIMUM LEVEL          1997                 1996
                              -------------           ----                 ----
Total Risk-Based..........          8%              13.69%               13.43%

Tier 1 Risk-Based.........          4%              12.44%               12.18%

Leverage..................          4%               8.71%                9.37%


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

Item 1.        Legal Proceedings - None

Item 2.        Changes in Securities - None

Item 3.        Default Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5         Other Information

               A) In an agreement dated February 25, 1997, the Company and First Bank of West Hartford ("First Bank") agreed to consummate a business combination transaction in which First Bank will merge with and into NECB's New England Bank subsidiary. The agreement is subject to the approval of regulators and the shareholders of both the Company and First Bank and is expected to close in third quarter of 1997.

Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)         Exhibits

                        Exhibit Number               Exhibit
                        27                           Financial Data Schedule

            (b)         Form 8-K; Current Reports.  The following  reports were
                        filed   with  the  Securities  and  Exchange Commission
                        during the quarter ended March 31, 1997:

                        (i)         On January 22, 1997, the Board of Directors
of  NECB  accepted  the  retirement   of   John   A.  Coccomo,   Sr.  effective
January 16, 1997, as a Director and Corporate Secretary of the Company and sub-sidiary NEBT.

                        (ii) On February 24, 1997, NECB announced that its Annual Meeting of Shareholders will be held on Tuesday May 20, 1997 at 10:00 a.m. at La Renaissance, 53 Prospect Hill Road (Route 5), East Windsor, Connecticut. NECB's Board of Directors fixed the close of business on March 31, 1997 as the record date for determination of shareholders entitled to notice of and to vote at the Annual Meeting.

                         (iii) On February 25, 1997, NECB and First Bank of West
Hartford ("First Bank") issued a joint press release announc- ing the signing of a definitive agreement (the "Agreement") between NECB and First Bank whereby First Bank will be acquired by NECB ("the Acquisi- tion"). NECB anticipates that First Bank will be merged with and into its Connecticut bank subsidiary, New England Bank & Trust Company. Under the term of the Agreement, First Bank shareholders willreceive 0.62 of a share of common stock of NECB in exchange for each share of First Bank common stock. The Acquisition is subject to customary conditions, including but not limited to the approval by federal and state bank regulatory authorities and the shareholders of First Bank and NECB. First Bank, operates out of a single office located in West Hartford, Connecticut and at December 31, 1996--had assets of approx- imately $84 million, deposits of approxima- tely $70 million, loans of approximately $47 million and shareholders' equity of approxima- tely $9 million. The management of NECB and First Bank anticipate that the Acquisition will close during the third quarter of 1997 and will be accounted for as a pooling of interests.

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEW ENGLAND COMMUNITY BANCORP, INC.
Date:  May 14, 1997                      By: S/S ANSON C. HALL
                                             -----------------
                                             Anson C. Hall
                                             Vice President and Treasurer