Form 10-Q
period 1997-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1997-08-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended June 30, 1997                Commission File Number 0-14550



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



The number of shares of common stock of the registrant outstanding as of July 31, 1997 was 3,667,166.







The total number of pages in this report is 19.


                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

 Part I.           FINANCIAL INFORMATION                                                             Page No.
 Item 1.           Financial Statements:

                   Consolidated Balance Sheets--June 30, 1997 and 1996 (unaudited)
                   and December 31, 1996                                                                    4

                   Consolidated Statements of Income--three and six months ended June 30, 1997
                   and 1996 (unaudited)                                                                     5

                   Consolidated Statements of Cash Flows--six months ended June 30, 1997
                   and 1996 (unaudited)                                                                     6

                   Notes to Consolidated Financial Statements                                               7

 Item 2.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                    8

Part II.           OTHER INFORMATION                                                                       18

 Item 1.           Legal Proceedings                                                                       18
 Item 2.           Changes in Securities                                                                   18
 Item 3.           Defaults Upon Senior Securities                                                         18
 Item 4.           Submission of Matters to a Vote of Security Holders                                     18
 Item 5.           Other Information                                                                       18
 Item 6.           Exhibits, Financial Statement Schedules and Reports on Form 8-K                         18

                   SIGNATURES                                                                              19



                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(thousands of dollars)
                                                                                June 30,             June 30,        December 31,
                                                                                    1997                 1996                1996
                                                                             (Unaudited)          (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

ASSETS:
      Cash and due from banks                                                   $ 23,798             $ 16,262            $ 21,629
      Federal funds sold                                                           9,650                9,097               9,675
                                                                                --------             --------            --------
            Cash and cash equivalents                                             33,448               25,359              31,304
      Securities held-to-maturity                                                  7,355                5,594               7,357
      Securities available-for-sale                                               85,345               77,264              85,958
      Federal Home Loan Bank stock                                                 1,753                1,176               1,753

      Loans outstanding                                                          293,562              215,722             288,996
            Less: allowance for possible loan losses                              (5,521)              (4,454)             (5,514)
                                                                                --------             --------            --------
                  Net loans                                                      288,041              211,268             283,482
      Mortgages held-for-sale                                                      1,955                2,730               1,755
      Accrued interest receivable                                                  3,068                2,475               3,206
      Premises and equipment                                                       9,411                7,539               9,369
      Other real estate owned                                                      1,173                  436               2,109
      Goodwill                                                                     4,308                  388               4,464
      Other assets                                                                 2,254                2,531               2,402
                                                                                --------             --------            --------
Total Assets                                                                    $438,109             $336,760            $433,159
                                                                                ========             ========            ========

LIABILITIES:
      Deposits:
            Noninterest bearing                                                 $ 77,220             $ 54,294            $ 78,792
            Interest bearing                                                     304,170              241,954             308,105
                                                                                --------             --------            --------
                  Total deposits                                                 381,390              296,248             386,897
      Short-term borrowings                                                        6,510                6,940               2,003
      Long-term debt                                                               6,000
      Other liabilities                                                            1,796                2,204               3,848
                                                                                --------             --------            --------
Total Liabilities                                                                395,696              305,392             392,748

SHAREHOLDERS' EQUITY:
      Common Stock, $.10 par value, authorized 10,000,000 shares:
      June 30, 1997 and December 31, 1996, 3,667,166 outstanding;
      June 30, 1996, 3,084,309 outstanding                                           367                  308                 367
      Additional paid-in capital                                                  27,943               21,522              27,943
      Retained earnings                                                           13,697                9,957              11,802
      Net unrealized (loss) gain on securities available-for-sale                    406                 (419)                299
                                                                                --------             --------            --------
Total Shareholders' Equity                                                        42,413               31,368              40,411
                                                                                --------             --------            --------
Total Liabilities & Shareholders' Equity                                        $438,109             $336,760            $433,159
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



                                    Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(thousands of dollars; except per share data)
                                                                           Six Months Ended               Three Months Ended
                                                                                June 30,                       June 30,
                                                                       1997              1996            1997              1996
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
      Loans, including fees                                         $12,912           $10,524          $6,489           $5,105
      Securities:
            Taxable interest                                          2,880             1,979           1,455            1,037
            Interest exempt from federal income taxes                    58                52              22               28
            Dividends                                                   151               216              68               46
      Federal funds sold and other interest                             140               207              92              121
                                                                    -------           -------          ------           ------
            Total interest income                                    16,141            12,978           8,126            6,337

INTEREST EXPENSE:
      Deposits                                                        5,306             4,693           2,636            2,298
      Borrowed funds                                                    237                46             137               36
                                                                    -------           -------          ------           ------
            Total interest expense                                    5,543             4,739           2,773            2,334
Net interest income                                                  10,598             8,239           5,353            4,003
Provision for possible loan losses                                      498             1,034             255              502
                                                                    -------           -------          ------           ------

Net interest income after provision for possible loan losses         10,100             7,205           5,098            3,501

NONINTEREST INCOME:
      Service charges, fees and commissions                           1,080               783             548              372
      Investment securities gains, net                                  159                (5)            163               (4)
      Gain on the sales of loans, net                                   241               137             106              117
      Other                                                              64               191              29              181
                                                                    -------           -------          ------           ------
            Total noninterest income                                  1,544             1,106             846              666

NONINTEREST EXPENSE:
      Salaries and employee benefits                                  4,134             3,139           2,073            1,581
      Occupancy                                                         804               558             395              301
      Furniture and equipment                                           545               398             283              211
      Outside services                                                  384               216             213               99
      Postage and supplies                                              338               235             157              113
      Insurance and assessments                                          70                72              36               36
      Losses, writedowns, expenses - other real estate owned            144               160             114              113
      Amortization of goodwill                                          157                14              78                7
      Other                                                           1,089               775             521              319
                                                                    -------           -------          ------           ------
            Total noninterest expense                                 7,665             5,567           3,870            2,780
                                                                    -------           -------          ------           ------
Income before taxes                                                   3,979             2,744           2,074            1,387
Income taxes                                                          1,497               878             784              444
                                                                    -------           -------          ------           ------
Net Income                                                          $ 2,482           $ 1,866          $1,290           $  943
                                                                    -------           -------          ------           ------
Net income per share                                                 $ 0.68             $0.61          $ 0.35            $0.31
Weighted average shares of Common Stock outstanding                   3,667             3,084           3,667            3,084

        The accompanying notes are an integral part of these statements.



                                    Page -5-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(thousands of dollars)
Six Months Ended June 30,                                                                              1997               1996
------------------------------------------------------------------------------------------------------------------------------
Operating activities:
      Net income                                                                                $     2,482       $     1,866
      Adjustment for noncash charges (credits):
         Provision for depreciation and amortization                                                    438               329
         Losses from sale or disposal and provisions to reduce the carrying value
              of other real estate owned, net                                                            29               114
         Securities losses (gains), net                                                                (159)                6
         Accretion of discounts and amortization of premiums on bonds, net                               14               113
         Accretion, net of amortization, of purchase accounting adjustments                            (107)
         Amortization of goodwill                                                                       157
         Provision for possible loan losses                                                             498             1,034
         Gain on sale of loans, net                                                                    (241)             (137)
         (Increase) decrease in accrued interest income and other assets, net                           164               (40)
         Decrease (increase) in loans held-for-sale                                                      41            (1,805)
            (Decrease) increase in accrued interest payable and other liabilities, net               (2,090)           (1,176)
                                                                                                -----------       -----------
                  Net cash provided by operating activities                                           1,226               304
                                                                                                -----------       -----------

Financing activities:
      Net decrease in noninterest-bearing accounts                                                   (1,572)           (5,651)
      Net (decrease) increase in interest-bearing accounts                                           (3,792)           (5,262)
      Increase (decrease) in short-term borrowings                                                    4,507             6,400
      Increase (decrease) in long-term borrowings                                                     6,000
      Cash dividends paid                                                                              (597)             (346)
                                                                                                -----------       -----------
                  Net cash used for financing activities                                             (4,172)           (4,859)
                                                                                                -----------       -----------

Investing activities:
      Loans originated, net of principal collections                                                 (5,811)            4,657
      Proceeds from sales of loans                                                                       38               313
      Decrease in interest-bearing time deposits                                                                        3,000
      Purchases of securities available-for-sale                                                    (20,070)          (32,025)
      Proceeds from sales of securities available-for-sale                                           12,142            12,850
      Proceeds from maturities of securities available-for-sale                                       8,856            15,009
      Purchases of securities held-to-maturity                                                                         (1,144)
      Proceeds from maturities of securities held-to-maturity                                                           4,000
      Proceeds from sales of other real estate owned                                                  1,749               537
      Purchases of premises and equipment, net                                                         (467)             (908)
      Capitalization of expenditures on other real estate owned                                         (65)
                                                                                                -----------       -----------
                  Net cash provided by (used for) investing activities                               (3,628)            6,289
                                                                                                -----------       -----------
      Increase (decrease) in cash and cash equivalents                                                2,144             1,734
                                                                                                -----------       -----------
      Cash and cash equivalents, beginning of period                                                 31,304            23,625
                                                                                                -----------       -----------
      Cash and cash equivalents, end of period                                                  $    33,448       $    25,359
                                                                                                ===========       ===========

Schedule of noncash investing and financing activities:
      Loans charged off, net of recoveries                                                      $       491       $     1,384
      Real estate acquired through foreclosure                                                          777               433
      Loans originated to facilitate sales of other real estate owned                                   834
      Income tax paid                                                                                   986             1,228
      Interest paid                                                                                   5,742             5,001

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

Note 3 - Merger Agreement

On February 25, 1997, First Bank of West Hartford ("First Bank") entered into a Plan and Agreement of Reorganization (the "Agreement") with NECB. Pursuant to the Agreement, at the Effective Time (as defined in the Agreement), First Bank will be merged with and into NECB's Connecticut banking subsidiary New England Bank & Trust Company.

Pursuant to the Agreement, each share of common stock, $0.10 par value, of First Bank ("First Bank Common Stock") issued and outstanding immediately prior to the Effective Time (excluding dissenting shares and shares held by NECB) will be converted at the Effective Time into the right to receive 0.62 shares of common stock, $0.01 par value, of NECB ("NECB Common Stock").

Stock options which, as of the Effective Time, are outstanding and fully vested and exercisable as to all of the shares of First Bank Common Stock that are subject to such option (including options that become exercisable as a result of the transaction contemplated by the Agreement) (each, a "Vested Stock Option") shall be converted at the Effective Time into NECB Common Stock in accordance with a formula set forth in the Agreement, to the extent permitted under the First Bank Stock Option Plans and the Agreement pursuant to which such Vested Stock Options were granted.

The Agreement is subject to a number of conditions including, but not limited to, shareholder approval and approval of regulatory agencies including the State of Connecticut Banking Commissioner. NECB expects to account for the Merger as a pooling of interests.

Expenses incurred by NECB in connection with the Merger will be deferred pending completion of the transaction. Such expenses amounted to approximately $125,000 as of June 30, 1997. It is anticipated that the Merger will close in third quarter.



                                    Page -7-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from fees earned on commercial and personal checking accounts and from gains on loan and securities sales.

During the second quarter of 1997, NECB reported net income of $1,290,000 or $0.35 per share. This represents a 37% increase over the $943,000 or $0.31 per reported in the comparable period a year earlier. The increased net income and earnings per share during the quarter primarily reflect both the Company's acquisition of MSB (the "MSB acquisition") and growth in loans outstanding.

Returns on average assets and average equity for the quarter were 1.22% and 12.47%, compared to 1.13% and 12.14% for the same period a year earlier.

For the three months ended June 30, 1997, net interest income on a fully taxable-equivalent basis totaled $5,353,000 compared to $4,003,000 in 1996. The net interest margin for 1997 was 5.48% versus 5.28% in 1996. The increase in net interest income and net interest margin is largely due to the MSB acquisition together with an improved mix of interest-earning assets and interest-bearing liabilities. Provisions for possible loan losses amounted to $255,000 in 1997 compared to $502,000 in 1996.

Noninterest income increased to $846,000 in 1997 from $666,000 in 1996. The increase is largely the result of the acquisition coupled with a $167,000 increase in the gain on the sale of securities which offset decreases in gains from the sale of loans and other revenue. Noninterest expense totaled $3,870,000 in 1997, compared to $2,780,000 in 1996. The increase resulted from both internal growth and from the MSB acquisition, net of the cost reductions derived from the elimination of duplicate operations and other expense management programs.

Through the first six months of 1997, NECB reported net income of $2,482,000 or $0.68 per share. This represents a $616,000 increase or 33% over the $1,866,000 or $0.61 per share reported for the same period a year earlier. Growth in net income and earnings per share during 1997 primarily reflects the additional revenue and savings achieved in conjunction with the Company's acquisition of MSB. During the first six months of 1997, net interest income on a fully taxable-equivalent basis totaled $10,598,000 compared to $8,239,000 in 1996. A reduction in provisions for loan losses and increases in noninterest income (primarily service charges and gains on sale of securities) contributed to the improved earnings. Noninterest revenue increased by $438,000 and totaled $1,544,000 in 1997 from $1,106,000 in 1996 while noninterest expense totaled $7,665,000 in 1997 compared to $5,567,000 in 1996.

Total assets at June 30, 1997 were $438,109,000 compared to $433,159,000 at December 31, 1996. Noteworthy changes from December 31, 1996 include loans outstanding which increased by $4,566,000, Other Real Estate Owned ("OREO") which decreased by $936,000, total deposits which decreased by $5,507,000 and total borrowings (including $6,000,000 in long-term debt) which increased by $10,507,000 from December 31, 1997. Total equity amounted to $42,413,000 at June 30, 1997 compared to $40,411,000 at December 31, 1996.


Results of Operations--Three Months Ended June 30, 1997 and 1996

For the three months ended June 30, 1997, the Company reported net income of $1,290,000 or $0.35 per share as compared to $943,000 or $0.31 per share for the same period of 1996. The largest factor in these results was the $1,350,000 increase in net interest income which was supplemented by $180,000 increase in noninterest revenue and partly offset by the $1,090,000 increase in noninterest expenses. Factors impacting interest income and expense are discussed below.



                                    Page -9-

Net Interest Income

The principal earning asset of the Company is its loan portfolio--which is comprised of loans to finance operations of businesses located primarily within our market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage and personal loans to individuals. Representing a quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. While providing a source of revenue, these funds are used to provide reserves and meet the liquidity needs of the Company. Excess reserves are available to meet the borrowing needs of the communities we serve. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 34% for all periods presented.

(amounts in thousands)

Three Months Ended June 30,                           1997             1996
-----------------------------------------------------------------------------
Interest income (financial statements)                $8,126           $6,337
Tax equivalent adjustment                                 35               79
Interest expense                                      (2,773)          (2,334)
                                                  ----------       ----------
Net interest income (fully taxable equivalent)        $5,388           $4,082
                                                  ==========       ==========

For the second quarter of 1997, net interest income on an FTE basis was $5,388,000, a 32% increase over the $4,082,000 in the comparable period in 1996. A key factor in the $1,306,000 increase in 1997 was the MSB acquisition--which added approximately $77,000,000 in interest earning assets and $67,000,000 and interest bearing liabilities. In addition, internally produced loan growth added significantly to interest income. The gradual improvement in the regional economy coupled with the Company's innovative marketing programs served to increase loans outstanding by approximately $7,000,000 during the second quarter of 1997.

CONSOLIDATED AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES

Three Months Ended                                          June 30, 1997                                June 30, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                 Average                    Average           Average                    Average
(amounts in thousands)                           Balance       Interest        Rate           Balance       Interest        Rate
--------------------------------------------------------------------------------------------------------------------------------
Assets:
   Federal funds sold                           $  6,862         $   92       5.38%          $  9,886        $   121       4.91%
   Securities held-to-maturity                     7,353            128       6.98%             5,813             91       6.28%
   Securities available-for-sale                  89,134          1,452       6.53%            74,524          1,099       5.91%
   Mortgages held for sale                         1,866             33       7.10%             3,058             58       7.58%
   Loans (A)                                     288,823          6,456       8.97%           217,836          5,047       9.29%
                                                --------         ------                      --------        -------
        Total interest-earning assets            394,038          8,161       8.31%           311,115          6,416       8.27%

   Allowance for loan losses                      (5,684)                                      (4,538)
   Cash and due from banks                        16,463                                       13,997
   Other assets                                   20,827                                       13,047
                                                --------                                     --------
Total Assets                                    $425,644                                     $333,621
                                                ========                                     ========

Liabilities:
   Regular savings deposits                     $ 92,544         $  487       2.11%          $ 68,779        $   368       2.15%
   NOW account deposits                           47,440            154       1.30%            30,619            116       1.52%
   Money market deposits                           4,252             12       1.13%             5,527             14       1.02%
                                                --------         ------                      --------        -------
        Total savings deposits                   144,236            653       1.82%           104,925            498       1.90%
   Time deposits                                 155,487          1,983       5.12%           136,339          1,800       5.30%
   Short-term borrowings                           3,374             43       5.11%             2,809             36       5.14%
   Long-term borrowings                            6,001             94       6.28%                 0              0        0.0%
                                                --------         ------                      --------        -------
        Total interest bearing liabilities       309,098          2,773       3.60%           244,072          2,334       3.84%
   Demand deposits                                71,292                                       54,482
   Other liabilities                               3,774                                        3,923
                                                --------                                     --------
        Total Liabilities                        384,164                                      302,477
   Equity                                         41,480                                       31,143
Total Liabilities & Equity                      $425,644                                     $333,621
                                                ========                                     ========

Net interest income--FTE basis                                   $5,388                                       $4,082
                                                                 ======                                       ======
Net interest margin                                                           5.48%                                        5.28%
Net interest spread                                                           4.71%                                        4.44%

(A) Average loans include nonaccruing loans.



                                   Page -11-

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

Several factors served to increase the net interest margin to 5.48% in 1997 from 5.28% in 1996. Most noteworthy was the improved mix of interest-earning assets and interest-bearing liabilities. The percentage of loans, as a component of earning assets, increased to 73% of earning assets in the second quarter of 1997 compared to 70% in the same quarter a year earlier. In addition, improvement in the yield on securities for sale in the second quarter of 1997 helped offset the effect of a 32 basis point decrease in the yield on the loan portfolio. This, taken together with a 24 basis point decrease in the cost of funding (from 3.60% for the second quarter of 1997 compared to 3.84% a year earlier) which translated into a $74,000 decrease in interest expense, helped boost the Company's margin.

Rate/Volume Analysis

Changes in net interest income is divided into two components--the change resulting from the change in average balances of earning assets and interest-bearing liabilities (or "volume") and the change in the rates earned or paid on these balances. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on a FTE basis.

                                                                                Change due to
                                               Total                              Change in:
                                            Increase                      ---------------------------
(amounts in thousands)                     (Decrease)                      Rate                Volume
-----------------------------------------------------------------------------------------------------
Interest earned on:
Federal funds sold                         $      (29)              $      12              $      (41)
Securities held-to-maturity                        37                      10                      27
Securities available-for-sale                     353                     115                     238
Mortgages held for sale                           (25)                     12                     (37)
Loans                                           1,409                    (178)                  1,587
                                           ----------               ---------              ----------
Total interest-earning assets                   1,745                     (29)                  1,774
                                           ----------               ---------              ----------

Interest paid on:
Regular savings deposits                   $      119               $      (6)             $      125
NOW account deposits                               38                     (17)                     55
Money market deposits                              (2)                      2                      (4)
                                           ----------               ---------              ----------
      Total savings deposits                      155                     (21)                    176
Time deposits                                     183                     (61)                    244
Borrowed funds                                     58                       8                      50
                                           ----------               ---------              ----------
Total interest-bearing liabilities                396                     (74)                    470
                                           ----------               ---------              ----------
Net interest income change                 $    1,349               $      46              $    1,303
                                           ==========               =========              ==========


As the above table indicates, for the three months ended June 31, 1997 net interest income (on a fully tax equivalent basis) rose $1,349,000. Of this amount, $1,303,000 resulted from changes in volume of average assets and liabilities--primarily from the inclusion of MSB in the 1997 results. The remaining portion of the change, an increase of $46,000, was derived from changes to interest rates earned on earning assets and paid on interest bearing liabilities.


Noninterest Income

For the quarter ended June 30, 1997, noninterest income increased $180,000, or 27%, from 1996 and totaled $846,000 compared to $666,000 in the previous year. Largely in response to the acquisition, service charges, fees and commissions increased 47% and totaled $548,000 in 1997 compared to $372,000 in 1996. Included in service charges, fees and commissions are fees on deposits, loan servicing fees and other fees and charges. In addition, during the second quarter, realized security gains, chiefly from equity securities, increased $167,000 from the same period a year earlier and totaled $163,000 compared to a loss of $4,000 in 1996. This increase offset the $152,000 decrease in other (nonrecurring) income.




                                   Page -12-

The Company continues to seek out opportunities for enhancing noninterest revenue. One such opportunity is the subsidiary banks' cash management product ("Access") for business. Introduced to the market place in later part of 1996, Access is proving to be a hit with small-business and beginning contribute significantly to noninterest income. This, and other initiatives, together with an expanded market area should help NECB continue to grow noninterest revenue.

Gains on sales of loans decreased by $11,000 and totaled $106,000 for the second quarter of 1997 compared to $117,000 for 1996. While demand for fixed rate conventional mortgage remains strong, the run-up in rates during the Spring of 1997 hindered the Company's loan origination effort.


Noninterest Expense

Noninterest expenses amounted to $3,870,000 during the second quarter of 1997. This represents a $1,090,000 increase, or 39%, over the $2,780,000 reported during the same period in 1996. This increase is largely the result of the growth related to the addition of MSB as well as other Company initiatives. Beyond the effect of the acquisition, expenses increased moderately in salaries and benefits, occupancy and other expenses while insurance and assessments and losses and writedowns on OREO remained substantially the same as compared to the second quarter of 1996. Salaries and benefit expense rose in response to both merit increases and Company-paid insurance expense. The increase in occupancy expense resulted primarily from additional lease expense for new facilities--from both the acquisition of MSB and the opening of New England Bank's West Hartford office last summer. Expenses related to furniture and equipment and outside services also rose during the period, when compared to 1996. In addition, goodwill amortization resulting from the use of the purchase method of accounting for both the EQBK and MSB acquisitions, amounted to $78,000 in 1997 compared to $7,000 in 1996.

Results of Operations--six months ended June 30, 1997

For the six months ended June 30, 1997, the Company reported net income of $2,482,000 or $0.68 per share as compared to $1,866,000 or $0.61 per share for the same period of 1996. Increases in net interest income and noninterest revenue of $2,359,000 and $438,000, respectively, were partly offset by the $2,098,000 increase in noninterest expenses.

Net Interest Income

(amounts in thousands)

Six months ended June 30,                             1997            1996
----------------------------------------------------------------------------
Interest income (financial statements)               $16,141         $12,978
Tax equivalent adjustment                                 81             132
Interest expense                                      (5,543)         (4,739)
                                                     -------         -------
Net interest income (fully taxable equivalent)       $10,598         $ 8,239
                                                     =======         =======

Year-to-date 1997, net interest income on a FTE basis was $10,598,000, a 29% increase over the $8,239,000 reported in same period in 1996. The $2,359,000 increase in 1997 resulted largely from the acquisition added approximately $77,000,000 in interest earning assets and $67,000,000 and interest bearing liabilities--and the increase in loans outstanding.

Noninterest Income

For the first six months of 1997, noninterest income increased $438,000, or 40%, from 1996 and totaled $1,544,000 compared to $1,106,000 in the previous year. Contrbuting significantly to this increase was the 38% increase in service charges, fees and commissions which is largely due to the MSB acquisition. Also contributing to the increase were gains on the sale of securities which increased $164,000 and totaled $159,000 compared to a loss of $5,000 in 1996. These increases offset the $127,000 decrease in other (nonrecurring) income. Reflecting a benign interest rate envirnment (with the benchmark 30-year fixed rate mortgage generally less than 8% for most of 1997) and the Company's expanded market area, gains on sales of loans increased by $104,000 and totaled $241,000 for the six months ended June 30, 1997 compared to $137,000 for 1996.


                                   Page -13-

Noninterest Expense

Through the first six months of 1997, noninterest expenses amounted to $7,665,000. This represents a $2,098,000 increase, or 38%, over the $5,567,000 reported during the same period in 1996. This increase is largely the result of the growth related to the addition of MSB. Beyond the effect of the acquisition, noteworthy changes occurred in furniture and equipment and outside services which increased by $147,000 and $168,000, respectively and goodwill amortization which amounted to $157,000 in 1997 compared to $14,000 in 1996.


Financial Condition

Total assets at June 30, 1997 were $438,109,000, an increase of $4,950,000 from $433,159,000 at December 31, 1996. During the first six months of 1997 loans outstanding increased $4,566,000 or 2% to $293,562,000. Much of the increase occurred in the second quarter when loans outstanding grew at an annualized rate of 9%. Aided moderate interest rates and NECB's innovative marketing programs helped to attract many new customers to the bank subsidiaries. Both securities available-for-sale and held-to-maturity changed modestly and ended the period at $85,345,000 and $7,355,000, respectively, compared to $85,958,000 and
$7,357,000, respectively, at December 31, 1996. Federal funds were also virtually unchanged from December 31. Federal funds--which are overnight loans to other banks--represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs of the Company and its customers.

Noteworthy was the $936,000 reduction in other real estate owned, from $2,109,000 at December 31, 1996 to $1,173,000 at June 30, 1997. During the first six months of the year the Company foreclosed on fewer properties and sold properties with a market value of $1,749,000.

Total deposits, which constitute the principal funding source of the Company's assets, decreased $5,507,000 from December 31, 1996 and amounted to $381,390,000 at June 30, 1997. The Company normally experiences seasonal fluctuations of deposits--particularly in transaction accounts--which accounts for this change.

Short-term borrowings increased by $4,507,000 and stood at $6,510,000 at quarter-end. In addition, in February the Company borrowed $6,000,000 in long term debt with maturities ranging from 2 to 6 years from the Federal Home Loan Bank of Boston. Other liabilities were $1,796,000, a decrease of $2,052,000 from $3,848,000 at December 31, 1996 and is primarily the result of the payment made to dissenting shareholders of EQBK. Total shareholders' equity was $42,413,000 at June 30, 1997, an increase of $2,2002,000 over December 31, 1996. The change included net income for the first six months of 1997 of $2,482,000 and decreases from declared dividends of $587,000 and a $107,000 increase in net unrealized loss on securities available-for-sale (net of related tax effect).

Securities held-to-maturity

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity changed modestly from December 31, 1996 and totaled $7,355,000 at June 30, 1997 compared to $7,357,000 at December 31, 1996.



                                                            June 30, 1997                                December 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                  Amortized                                      Amortized
                                                       Cost                 Fair                      Cost                 Fair
(in thousands)                                        Basis                Value                     Basis                Value
-------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                $4,515               $4,541                    $4,516               $4,563
Debt securities issued by states and
    political subdivisions of the states              2,840                2,887                     2,841                2,892
                                                     ------               ------                    ------               ------
                                                     $7,355               $7,428                    $7,357               $7,455
                                                     ======               ======                    ======               ======


Securities available-for-sale

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At June 30, 1997, the net unrealized gain on securities available-for-sale was $684,000 while at December 31, 1996 the net unrealized gain was $521,000, representing an increase in net unrealized losses of $163,000. As shown in the table below, investments in securities available-for-sale totaled $85,345,000 at June 30, 1997 versus $85,958,000 at December 31, 1996:



                                                            June 30, 1997                                   December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                 Amortized                                          Amortized
                                                      Cost                 Fair                          Cost                 Fair
(in thousands)                                       Basis                Value                         Basis                Value
----------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                       $ 6,409              $ 7,002                       $ 3,689              $ 4,002
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies               56,272               56,328                        63,315               63,459
Corporation debt securities                          9,004                9,004                         8,122                8,117
Mortgage-backed securities                          12,976               13,011                        10,311               10,380
                                                   -------              -------                       -------              -------
                                                   $84,661              $85,345                       $85,437              $85,958
                                                   =======              =======                       =======              =======


Nonperforming Assets

Nonperforming assets are assets on which income recognition in the form of interest payments has either ceased or is limited, thereby reducing the Company's earnings. Nonperforming assets include nonaccrual loans and other real estate owned ("OREO"). Generally, loans are placed in nonaccrual status when they are past due greater than ninety days or the repayment of interest or principal is considered to be in doubt. In addition to nonperforming assets, the asset quality of the Company can be measured by the amount of the provision, charge-offs and several credit quality ratios presented in the discussion concerning Provision and Allowance for Loan Losses.



                                   Page -15-

As shown on the table below, total nonperforming assets decreased $2,213,000 to $5,655,000 at June 30, 1997 from $7,868,000 at December 31, 1996.

(in thousands)
                                                                          June 30, 1997                  December 31,1996
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                 $4,482                            $5,759
Other real estate owned                                                           1,173                             2,109
                                                                                 ------                            ------
Total nonperforming assets                                                       $5,655                            $7,868
                                                                                 ======                            ======

Loans past due in excess of ninety days and accruing interest                    $  509                            $  395
Ratio of nonperforming assets to total loans and OREO                              1.9%                              2.7%
Ratio of nonperforming assets and loans past due in excess of
      ninety days and accruing interest to total loans and OREO                    2.1%                              2.8%
Ratio of allowance for loan losses to total loans                                  1.9%                              1.9%
Ratio of allowance for loan losses to nonperforming assets and
      loans in excess of ninety days past due and accruing interest               89.6%                             66.7%
Ratio of nonperforming assets and loans in excess of ninety days
      past due and accruing interest to total shareholders' equity                14.5%                             20.4%
Ratio of nonperforming assets to total assets                                      1.3%                              1.8%


OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are made to reduce the carrying amount of loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions when necessary are charged to operating income.

Activity in Nonperforming Assets
(Amounts in thousands)

Six Months ending June 30,                         1997                    1996
-------------------------------------------------------------------------------
December 31, 1996 and 1995                       $7,868                  $5,453
     Additions                                    1,152                   3,202
     Reductions:
        Payments                                   (823)                 (1,381)
        Loans returned to performing status           0                    (416)
        Charge-offs and writedowns                 (853)                 (1,216)
        Sales, net                               (1,687)                   (581)
                                                 ------                  ------
Ending Balance, June 30, 1997 and 1996           $5,655                  $5,061
                                                 ======                  ======

Compared to 1996, nonperforming assets primarily increased due to the acquisition which accounted for $4,360,000 and $585,000 in nonaccural loans and OREO, respectively. In addition, reduced reclassifications and increased sales of OREO served to reduce nonperforming assets during 1997.

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

The following table summarizes the activity in the allowance for possible loan losses for the six months ending June 30, 1997 and 1996 was as follows:


                                   Page -16-

(in thousands)
Six Months Ended June 30,                        1997                      1996
--------------------------------------------------------------------------------
Balance beginning of period                    $5,514                    $4,446
Provisions charged to operations                  498                     1,034
Recoveries on loans previously charged-off        272                        73
Loans charged-off                                (763)                   (1,098)
                                               ------                    ------
Balance end of period                          $5,521                    $4,454
                                               ======                    ======

Provisions for possible loan losses charged to operations for the first six months of 1997 were $498,000, representing an decrease of $536,000 from the same period in 1996. During the six month period, charge-offs decreased by $335,000. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries' loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed.

Capital

The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

As of June 30, 1997, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for June 30, 1997 and 1996 were:

                            Minimum Level           1997                 1996
                            -------------           ----                 ----
Total Risk-Based.........      8%                  13.64%               14.79%

Tier 1 Risk-Based........      4%                  12.39%               13.68%

Leverage.................      4%                   8.94%                9.50%


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



                                   Page -17-

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

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)         Exhibits
                        Exhibit Number           Exhibit
                        27                       Financial Data Schedule

            (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997:

                        (i)     Annual Meeting of Shareholders

                        The Annual Meeting of Stockholders of New England Community Bancorp, Inc. was held on Tuesday, May 20, 1997. Stockholders approved the following proposals:

                        1. Elected ten (10) individuals to the Company's Board of Directors until the next Annual Meeting and the election and qualification of their successors:

                        2. Ratified the resolution adopted by the Board of Directors appointing the independent public accounting firm of Shatswell, MacLeod & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 1997.

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  August 12, 1997             By:   s/s Anson C. Hall
                                         -----------------------------------
                                         Anson C. Hall
                                         Vice President and Treasurer