Form 10-Q
period 1997-09-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1997-11-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997              Commission File Number 0-14550

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                       DELAWARE                 06-1116165

                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095

                            Telephone: (860) 610-3600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO____

The number of shares of common stock of the registrant outstanding as of October 31, 1997 was 4,662,521.

The total number of pages in this report is 19.

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION                                         Page No.
Item 1.   Financial Statements:

          Consolidated Balance Sheets--September 30, 1997 (unaudited)
          and December 31, 1996                                                4

          Consolidated Statements of Income--three and nine months ended
          September 30, 1997 and 1996 (unaudited)                              5

          Consolidated Statements of Cash Flows--nine months ended
          September 30, 1997 and 1996 (unaudited)                              6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Part II.  OTHER INFORMATION                                                   18

Item 1.   Legal Proceedings                                                   18
Item 2.   Changes in Securities                                               18
Item 3.   Defaults Upon Senior Securities                                     18
Item 4.   Submission of Matters to a Vote of Security Holders                 18
Item 5.   Other Information                                                   18
Item 6.   Exhibits, Financial Statement Schedules and Reports on Form 8-K     18

          SIGNATURES                                                          19

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(thousands of dollars)
                                                      September 30, December 31,
                                                              1997          1996
                                                        (Unaudited)
--------------------------------------------------------------------------------
ASSETS:
      Cash and due from banks                            $  30,209    $  24,729
      Federal funds sold                                     3,500       15,125
                                                         ---------    ---------
            Cash and cash equivalents                       33,709       39,854
      Securities held-to-maturity                           12,043       13,333
      Securities available-for-sale                        103,278      105,137
      Federal Home Loan Bank stock                           2,615        2,440
      Loans outstanding                                    349,344      336,204
            Less: allowance for possible loan losses        (7,246)      (6,660)
                                                         ---------    ---------
                  Net loans                                342,098      329,544
      Mortgages held-for-sale                                1,990        1,931
      Accrued interest receivable                            3,632        3,913
      Premises and equipment                                 9,819        9,965
      Other real estate owned                                1,005        2,316
      Goodwill                                               4,228        4,464
      Other assets                                           3,758        3,857
                                                         ---------    ---------
Total Assets                                             $ 518,175    $ 516,754
                                                         =========    =========

LIABILITIES:
      Deposits:
            Noninterest bearing                          $  92,883    $  89,767
            Interest bearing                               349,519      367,237
                                                         ---------    ---------
                  Total deposits                           442,402      457,004
      Short-term borrowings                                  9,783        2,278
      Long-term debt                                        11,893        3,951
      Other liabilities                                      2,166        4,301
                                                         ---------    ---------
Total Liabilities                                          466,244      467,534

SHAREHOLDERS' EQUITY:
      Common Stock, $.10 par value,
           authorized 10,000,000 shares:
      September 30, 1997, 4,662,521 outstanding;
           December 31, 1996, 4,622,586 outstanding            466          462
      Additional paid-in capital                            38,458       38,546
      Retained earnings                                     12,620       10,003
      Net unrealized gain (loss) on securities
           available-for-sale                                  387          209
                                                         ---------    ---------
Total Shareholders' Equity                                  51,931       49,220
                                                         ---------    ---------
Total Liabilities & Shareholders' Equity                 $ 518,175    $ 516,754
                                                         =========    =========

        The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


(thousands of dollars; except per share data)
                                                                  Nine Months Ended     Three Months Ended
                                                                    September 30,          September 30,
                                                                   1997       1996        1997       1996
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
      Loans, including fees                                    $ 23,086   $ 20,058    $  7,840   $  7,386
      Securities:
            Taxable interest                                      5,429      4,559       1,768      1,790
            Interest exempt from federal income taxes                96         85          38         33
            Dividends                                               244        285          93         69
      Federal funds sold and other interest                         325        403          88        125
                                                               --------   --------    --------   --------
            Total interest income                                29,180     25,390       9,827      9,403

INTEREST EXPENSE:
      Deposits                                                    9,385      8,966       3,164      3,273
      Borrowed funds                                                629        175         261         88
                                                               --------   --------    --------   --------
            Total interest expense                               10,014      9,141       3,425      3,361
Net interest income                                              19,166     16,249       6,402      6,042
Provision for possible loan losses                                1,033      1,615         475        476
                                                               --------   --------    --------   --------

Net interest income after provision for possible loan losses     18,133     14,634       5,927      5,566

NONINTEREST INCOME:
      Service charges, fees and commissions                       1,905      1,468         636        519
      Investment securities gains, net                              168        (29)          7        (24)
      Gain on the sales of loans, net                               590        794         175        300
      Other                                                         106        301          35         81
                                                               --------   --------    --------   --------
            Total noninterest income                              2,769      2,534         853        876

NONINTEREST EXPENSE:
      Salaries and employee benefits                              7,210      6,076       2,404      2,238
      Occupancy                                                   1,579      1,340         501        497
      Furniture and equipment                                     1,112        796         469        312
      Outside services                                              758        799          52        326
      Postage and supplies                                          552        483         161        194
      Insurance and assessments                                     139        142          45         46
      Losses, writedowns, expenses - other real estate owned        336        441         175         78
      Amortization of goodwill                                      236         85          79         71
      Other                                                       3,189      1,476       1,919        533
                                                               --------   --------    --------   --------
            Total noninterest expense                            15,111     11,638       5,805      4,295
                                                               --------   --------    --------   --------
Income before taxes                                               5,791      5,530         975      2,147
Income taxes                                                      2,366      1,566         552        602
                                                               --------   --------    --------   --------
Net Income                                                     $  3,425   $  3,964    $    423   $  1,545
                                                               ========   ========    ========   ========
Net income per share                                           $   0.74   $   0.98    $   0.09   $   0.35
Weighted average shares of Common Stock outstanding               4,632      4,042       4,649      4,429

        The accompanying notes are an integral part of these statements.

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(thousands of dollars)
Nine Months Ended September 30,                                                          1997                          1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income  $                                                                  $  3,425                       $ 3,694
      Adjustment for noncash charges (credits):
         Provision for depreciation and amortization                                      781                           701
         Losses from sale or disposal and provisions to reduce
              the carrying value of other real estate owned, net                          160                           359
         Securities losses (gains), net                                                  (168)                           29
         Accretion of discounts and amortization of premiums on bonds, net                 14                            59
         Accretion, net of amortization, of purchase accounting adjustments              (160)
         Amortization of goodwill                                                         236                            85
         Provision for possible loan losses                                             1,033                         1,615
         Gain on sale of loans, net                                                      (590)
         (Increase) decrease in accrued interest income and other assets, net             745                           (91)
         Decrease (increase) in loans held-for-sale                                       531                        (1,825)
            (Decrease) increase in accrued interest payable and
              other liabilities, net                                                   (2,348)                       (1,428)
                                                                                     --------                      --------
                  Net cash provided by operating activities                             3,659                         3,468
                                                                                     --------                      --------

FINANCING ACTIVITIES:
      Net decrease in noninterest-bearing accounts                                      3,116                        (3,418)
      Net (decrease) increase in interest-bearing accounts                            (17,504)                       (7,914)
      Increase (decrease) in short-term borrowings                                      7,505                         3,599
      Increase (decrease) in long-term borrowings                                       7,942                         4,343
      Proceeds from issuance of common stock                                               26                         1,210
      Cash equivalents acquired, net                                                                                 14,236
      Cash dividends paid                                                              (1,045)                         (709)
                                                                                     --------                      --------
                  Net cash used for financing activities                                   40                        11,347
                                                                                     --------                      --------

INVESTING ACTIVITIES:
      Loans originated, net of principal collections                                  (14,834)                         (390)
      Proceeds from sales of loans                                                         38                           313
      Decrease in interest-bearing time deposits                                                                      3,000
      Purchases of securities available-for-sale                                      (34,058)                      (54,111)
      Proceeds from sales of securities available-for-sale                             20,220                        16,471
      Proceeds from maturities of securities available-for-sale                        16,148                        24,136
      Purchases of securities held-to-maturity                                            (25)                       (5,913)
      Proceeds from maturities of securities held-to-maturity                           1,000                         5,752
      Proceeds from sales of other real estate owned                                    2,412                         1,501
      Purchases of premises and equipment, net                                           (648)                       (1,108)
      Capitalization of expenditures on other real estate owned                           (97)
                                                                                     --------
                  Net cash provided by (used for) investing activities                 (9,844)                      (10,349)
                                                                                     --------                      --------
      Increase (decrease) in cash and cash equivalents                                 (6,145)                        4,466
                                                                                     --------                      --------
      Cash and cash equivalents, beginning of period                                   39,854                        30,764
                                                                                     --------                      --------
      Cash and cash equivalents, end of period                                       $ 33,709                      $ 35,230
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

Note 2 - Mergers and Acquisitions
---------------------------------

On July 11, 1996, NECB completed an acquisition of Manchester State Bank ("MSB") by issuing 548,857 shares of the Company's common stock and paying $3,520,000 in cash for all of the outstanding common shares of MSB. MSB was merged with and into NECB's Connecticut banking subsidiary New England Bank & Trust Company ("NEBT"). The transaction was accounted for as a purchase, and thus, the comparative statements do not include prior operating results of the acquired entity.

On August 8, 1997, NECB acquired First Bank of West Hartford ("FBWH") by issuing 995,355 shares of the Company's common stock for all of the outstanding common shares of FBWH and all fully vested and exercisable stock options. FBWH was also merged with and into NEBT. The acquisition of FBWH was accounted for as a pooling of interests and as such all prior results have been restated as though the companies had been combined as of the earliest period presented.

Note 3- Merger Agreement
------------------------

On September 17, 1997, Community Savings Bank ("CSB") entered into a Plan and Agreement of Reorganization (the "Agreement") with NECB. Pursuant to the Agreement, at the Effective Time (as defined in the Agreement), CSB will be acquired by NECB and become NECB's third banking subsidiary.

Under the terms of the Agreement, CSB shareholders will receive $5.30 in cash in exchange for each share of CSB common stock. The Acquisition is subject to customary conditions, including but not limited to the approval by federal and state bank regulatory authorities and the shareholders of CSB. CSB operates two locations in Bristol, Connecticut and serves the surrounding communities. At June 30, 1997, CSB had assets of approximately $71 million, deposits of approximately $66 million, loans of approximately $55 million, and shareholders' equity of approximately $4 million.

The Agreement is subject to a number of conditions including, but not limited to, approval by CSB shareholders and approval of regulatory agencies including the State of Connecticut Banking Commissioner and is expected to close in the fourth quarter of 1997. NECB expects to account for the transaction as a purchase.

Note 4- Disclosure for Statements of Cash Flows
-----------------------------------------------
Schedule of noncash investing and financing activities:
      Loans charged off, net of recoveries                                     $   447                        $2,574
      Real estate acquired through foreclosure                                   1,164                         1,802
      Loans originated to facilitate sales of other real estate owned              834
      Income tax paid                                                            1,239                         1,815
      Interest paid                                                             10,225                         9,300

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW
--------

The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's service loan portfolio. As noted in Note 2 above, the acquisition of FBWH was accounted for as a pooling of interests. As such, all prior results have been restated as though the companies had been combined as of the earliest period presented.

During the third quarter of 1997, NECB reported net income of $423,000 or $0.09 per share compared to net income of $1,545,000 or $0.35 per share for the same quarter last year. The results included onetime charges, net of related taxes, amounting to $1,192,000 (or $0.26 per share) which reflected the cost of the acquisition of FBWH and related restructuring expenses. Excluding these nonrecurrring charges, net income amounted to $1,615,000 or $0.35 per share, which on a per share basis, is unchanged from the same period a year earlier.

For the three months ended September 30, 1997, net interest income on a fully taxable-equivalent basis totaled $6,402,000 compared to $6,042,000 in 1996. The $360,000 increase in net interest income is largely due to growth in loans outstanding. Provisions for possible loan losses were virtually unchanged and amounted to $475,000 and $476,000 in 1997 and 1996, respectively.

Noninterest income decreased to $853,000 in 1997 from $876,000 in 1996. The majority of this decrease is due to a $125,000 decrease in gains on the sale of loans--primarily loans originated under the SBA program. Largely due to capital constraints, the former FBWH's practice was to sell the guaranteed portion of these loans. Conversely, NECB's strong capital position has provided management with the opportunity to place these relatively high yielding loans in NECB's own portfolio. The short-term effect of retaining these loans is reduced gains from the sale of such loans. Noninterest expense totaled $5,805,000 in 1997 compared to $4,295,000 in 1996. The increase resulted primarily from the charge taken in conjunction with the acquisition of FBWH along with other initiatives undertaken by NECB.

Through the nine months of 1997, NECB reported net income of $3,425,000 or $0.74 per share. Exclusive of merger related expenses, net income from operations amounted to $4,617,000, or $1.00 per share, an increase of $653,000 compared to $3,964,000 or $0.98 per share for the same period last year. Growth in net income and earnings per share during 1997 primarily reflects the additional revenue and savings achieved in conjunction with the Company's acquisition of MSB. During the first nine months of 1997, net interest income on a fully taxable-equivalent basis totaled $19,280,000 compared to $16,435,000 in 1996. A reduction in provisions for loan losses and increases in noninterest income (primarily service charges, fees and commissions which increased almost 30% from last year) and gains on sale of securities also contributed significantly to the improved earnings. Noninterest revenue increased by $235,000 and totaled $2,769,000 in 1997 from $2,534,000 in 1996 while noninterest expense totaled $15,111,000 in 1997 compared to $11,638,000 in 1996.

Excluding the onetime charges discussed above, returns on average assets and average equity for the nine months ended September 30, 1997 were 1.22% and 12.05%, compared to 1.21% and 13.26% for the same period a year earlier.

Total assets at September 30, 1997 were $517,883,000 compared to $516,754,000 at December 31, 1996. Noteworthy changes from December 31, 1996 include loans outstanding which increased by $13,140,000 and other real estate owned ("OREO") which decreased by $1,311,000. Total deposits decreased by $14,602,000 and total borrowings (including long-term debt) increased by $15,447,000 from December 31, 1996. Total equity amounted to $51,578,000 at September 30, 1997 compared to $49,220,000 at December 31, 1996.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------------------------------

For the three months ended September 30, 1997, the Company reported net income of $423,000 or $0.09 per share as compared to $1,545,000 or $0.35 per share for the same period of 1996. The largest factor in the change was the onetime charge of $1,192,000 which, as noted above, reflected the cost of the acquisition of FBWH and related restructuring expenses--net of related taxes.

Net  interest  income  increased  $360,000  and  noninterest  revenue  decreased
$23,000. Noninterest expenses, which included $1,253,000 related to the FBWH merger, increased by $1,510,000.

Net Interest Income
-------------------

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


(amounts in thousands)
Three Months Ended September 30,                            1997                    1996                  % Change
------------------------------------------------------------------------------------------------------------------
Interest income (financial statements)                      $9,827                  $9,403                 4.51%
Tax equivalent adjustment                                       33                      54               (38.89%)
                                                            ------                  ------
  Total interest income (on an FTE basis)                    9,860                   9,457                 4.26%
Interest expense                                            (3,425)                 (3,361)                1.90%
                                                            ------                  ------
Net interest income (fully taxable equivalent)              $6,435                  $6,096                 5.56%
                                                            ======                  ======

For the third quarter of 1997, net interest income on an FTE basis was $6,435,000, a 5% increase over the $6,096,000 in the comparable period in 1996. A key factor in the $339,000 increase in 1997 was the increase in average loans outstanding. Internal growth and the acquisition of MSB (which provided an additional $77,000,000 in loans outstanding) served to increase the quarterly average by approximately $16,000,000 and $8,000,000, respectively.

The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended September 30, 1997 increased to 5.40% from 5.31% in 1996. The yield on earning assets improved from 8.23% to 8.28% while the yield on interest-bearing liabilities was unchanged at 3.68%.

Consolidated Average Balances/Interest Earned or Paid/Rates
-----------------------------------------------------------
Three Months Ended                                           September 30, 1997                         September 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Average                    Average           Average                    Average
(amounts in thousands)                              Balance        Interest       Rate           Balance       Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Federal funds sold                              $  6,352         $   88       5.50%          $  9,263         $  125       5.35%
   Securities held-to-maturity                        9,294            177       7.56%            13,586            225       6.57%
   Securities available-for-sale                    109,521          1,755       6.36%           108,310          1,656       6.07%
   Mortgages held for sale                            2,031             36       7.03%             3,329             65       7.75%
   Loans (A)                                        345,351          7,804       8.97%           321,357          7,386       9.12%
                                                   --------         ------                      --------         ------
        Total interest-earning assets               472,549          9,860       8.28%           452,095          9,457       8.23%

   Allowance for loan losses                         (7,003)                                      (7,711)
   Cash and due from banks                           21,636                                       19,941
   Other assets                                      23,764                                       21,519
                                                   --------                                     --------
Total Assets                                       $510,946                                     $489,594
                                                   ========                                     ========

LIABILITIES:

   Regular savings deposits                        $108,155         $  629       2.31%          $102,399         $  585       2.27%
   NOW account deposits                              58,799            200       1.35%            59,156            194       1.30%
   Money market deposits                              3,811             11       1.15%             4,860             15       1.22%
                                                   --------         ------                      --------         ------
        Total savings deposits                      170,765            840       1.95%           166,415            794       1.89%
   Time deposits                                    180,457          2,324       5.11%           190,211          2,487       5.19%
   Short-term borrowings                              6,344             81       5.07%             1,118             15       5.32%
   Long-term borrowings                              11,407            180       6.26%             4,150             65       6.21%
                                                   --------         ------                      --------         ------
        Total interest bearing liabilities          368,973          3,425       3.68%           361,894          3,361       3.68%
   Demand deposits                                   86,550                                       79,641
   Other liabilities                                  2,974                                        4,034
                                                   --------                                     --------
        Total Liabilities                           458,497                                      445,569
   Equity                                            52,449                                       44,025
Total Liabilities & Equity                         $510,946                                     $489,594
                                                   ========                                     ========

Net interest income--FTE basis                                      $6,435                                       $6,096
                                                                    ======                                       ======
Net interest margin                                                              5.40%                                        5.31%
Net interest spread                                                              4.60%                                        4.55%

(A) AVERAGE LOANS INCLUDE NONACCRUING LOANS.

Rate/Volume Analysis
--------------------

Changes in net  interest  income are divided  into two  components--the  changes resulting from the changes in average balances of earning assets and interest-bearing liabilities (or "volume") and the changes in the rates earned or paid on those balances. The changes in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, have been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on a FTE basis.

                                                   Total                          Change due to
                                                Increase                           Change in:
                                                                              --------------------------
(amounts in thousands)                        (Decrease)                      Rate                Volume
--------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                $ (37)                    $   3                  $ (40)
Securities held-to-maturity                         (48)                       30                    (78)
Securities available-for-sale                        99                        80                     19
Mortgages held for sale                             (29)                        0                      3
Loans                                               418                      (126)                   544
                                                  -----                     -----                  ----
Total interest-earning assets                       403                       (12)                   447
                                                  -----                     -----                  ----

INTEREST PAID ON:
Regular savings deposits                          $  44                     $  11                   $ 33
NOW account deposits                                  6                         7                     (1)
Money market deposits                                (4)                       (1)                    (3)
                                                  -----                     -----                   ----
      Total savings deposits                         46                        17                     29
Time deposits                                      (163)                      (37)                  (126)
Short-term borrowings                                66                        (1)                    67
Long-term borrowings                                115                         0                    115
                                                  -----                     -----                   ----
Total interest-bearing liabilities                   64                       (20)                    84
                                                  -----                     -----                   ----
Net interest income change                        $ 339                     $   8                   $363
                                                  =====                     =====                   ====

Noninterest Income
------------------

For the quarter ended September 30, 1997, noninterest income decreased $23,000, or 3%, from 1996 and totaled $853,000. Service charges, fees and commissions increased 23% and totaled $636,000 in 1997 compared to $519,000 in 1996. Included in service charges, fees and commissions are fees on deposits, loan servicing fees and other fees and charges. Gains on the sale of loans and other income decreased by $125,000 and $46,000, respectively. The decrease in gains on the sale loans primarily reflect NECB's decision to retain the guaranteed portion of loans originated under the SBA program. As noted previously, prior to its acquisition, FBWH usually sold these assets as they were originated.

Noninterest Expense
-------------------

Noninterest expenses amounted to $5,805,000 during the third quarter of 1997. This is a $1,510,000 increase, or 35%, over $4,295,000 reported during the same period in 1996. This increase is largely the result of the charges taken in conjunction with the acquisition of FBWH net of the initial savings achieved from the consolidation of FBWH. Excluding these effect of this charges, noninterest expense increased $257,000 when compared to the same period a year earlier. This increase resulted primarily from increases in salaries and benefit expense, which rose in response to both merit increases and Company-paid insurance expense, and increased furniture and equipment expense.

Results of Operations--Nine Months ended September 30, 1997
-----------------------------------------------------------

For the nine months ended September 30, 1997, the Company reported net income of $3,425,000 or $0.74 per share. Exclusive of merger related expenses, net income from operations amounted to $4,617,000 or $1.00 per share an increase of $653,000 compared to $3,964,000 or $0.98 per share for the first nine months of 1996. Increases in net interest income and noninterest revenue of $2,917,000 and $235,000, respectively, were offset by the $3,473,000 increase in noninterest expenses--which includes the $1,253,000 charge discussed previously.

Net Interest Income
-------------------

(amounts in thousands)

Nine Months Ended September 30,                              1997                    1996                  % Change
-------------------------------------------------------------------------------------------------------------------
Interest income (financial statements)                      $29,180                   $25,390              14.93%
Tax equivalent adjustment                                       114                       186             (38.71%)
                                                            -------                   -------
Total interest income (on an FTE basis)                      29,294                    25,576              14.54%
Interest expense                                            (10,014)                   (9,141)              9.55%
                                                            -------                   -------
Net interest income (fully taxable equivalent)              $19,280                   $16,435              17.31%

Noninterest Income
------------------

For the first nine months of 1997, noninterest income increased $235,000, or 9%, and totaled $2,769,000 compared to $2,534,000 in the previous year. Contributing significantly to this increase was the 30% increase in service charges, fees and commissions which is largely due to the MSB acquisition. Also contributing to the increase were gains on the sale of securities which increased $197,000 and totaled $168,000 compared to a loss of $29,000 in 1996. These increases were offset by the $204,000 decrease in gains on the sale of loans and the $195,000 decrease in other income.

Noninterest Expense
-------------------

Through the first nine months of 1997, noninterest expenses amounted to $15,111,000. Exclusive of the FBWH charge, noninterest expense rose $2,220,000 increase, or 16%, over the $11,638,000 reported during the same period in 1996. This increase is largely the result of NECB's acquisition of MSB in July 1996. Beyond the effect of the acquisition, noteworthy changes occurred in furniture and equipment and amortization of goodwill which increased by $316,000 and $151,000, respectively, from there 1996 levels. Furniture and equipment expense rose in response to the acquisition and additional lease and maintenance expense associated with the deployment of new systems and technology. In the last twelve months, the Company has introduced several new programs including: New England ACCESS, a cash management system; TELEBANK, a interactive voice response system which allows account access via the telephone; and check imaging. Helping to offset the effect of the above increases was a $105,000 decrease in OREO related expense, which amounted to $336,000 compared to $441,000 for the same period a year earlier.

Financial Condition
-------------------

Total assets at September 30, 1997 were $517,883,000, an increase of $1,129,000 from $516,754,000 at December 31, 1996. During the first nine months of 1997 loans outstanding increased $13,140,000 or 4% to $349,344,000. Aided by moderate interest rates (with the benchmark Prime Rate at 8.50%) and its innovative marketing programs, NECB was able to continue attracting many new customers to its bank subsidiaries. Both securities available-for-sale and held-to-maturity decreased from December 31, 1996 and ended the period at $103,278,000 and $12,043,000, respectively, compared to $105,137,000 and $13,333,000, respectively, at year-end. Federal funds were reduced by $11,625,000 from $15,125,000 at December 31, 1996 to $3,500,000 at September 30, 1997. Federal
funds--which are overnight loans to other banks--represent excess reserves which are the Company's most liquid assets and as such are available to meet short term cash flow needs of the Company and its customers.

The $1,311,000 reduction in other real estate owned to $1,005,000 at September 30, 1997. During the first nine months of the year the Company acquired properties with a value of $1,164,000 through foreclosure and sold properties with a market value of $2,442,000.

Total deposits, which constitute the principal funding source of the Company's assets, decreased $14,602,000 from December 31, 1996 and amounted to $442,402,000 at September 30, 1997. During the year, management increased borrowings--primarily from the Federal Home Loan Bank of Boston. Short-term borrowings increased by $7,505,000 and stood at $9,783,000 at quarter-end while long-term debt increased by $7,942,000 from December 31, 1996 and stood at $11,893,000 at September 30, 1997. Other liabilities were $2,227,000, a decrease of $2,074,000 from $4,301,000 at December 31, 1996 and is primarily the result of the payment made to dissenting shareholders of EQBK. Total shareholders' equity was $51,578,000 at September 30, 1997, an increase of $2,358,000 over December 31, 1996.

Securities held-to-maturity
---------------------------

Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from December 31, 1996 and totaled $12,043,000 at September 30, 1997 compared to $13,333,000 at December 31, 1996.

                                                   September 30, 1997          December 31, 1996
---------------------------------------------------------------------------------------------------
                                                 Amortized                    Amortized
                                                      Cost        Fair             Cost        Fair
(in thousands)                                       Basis       Value            Basis       Value
---------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies              $ 9,203     $ 9,243          $10,317     $10,319
Debt securities issued by states and
    political subdivisions of the states             2,840       2,924            3,016       3,067
                                                   -------     -------          -------     -------
                                                   $12,043     $12,167          $13,333     $13,386
                                                   =======     =======          =======     =======

Securities available-for-sale
-----------------------------

Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At September 30, 1997, the net unrealized gain on securities available-for-sale was $655,000 while at December 31, 1996 the net unrealized gain was $368,000, representing a decrease in net unrealized gains of $287,000. As shown in the table below, investments in securities available-for-sale totaled $103,278,000 at September 30, 1997 versus $105,137,000 at December 31, 1996:

                                                              September 30, 1997          December 31, 1996
-------------------------------------------------------------------------------------------------------------
                                                           Amortized                    Amortized
                                                                Cost         Fair            Cost        Fair
(in thousands)                                                 Basis        Value           Basis       Value
-------------------------------------------------------------------------------------------------------------
Marketable equity securities                                $  8,141     $  8,173        $  3,710    $  4,002
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                         72,091       72,536          82,647      82,638
Corporation debt securities                                    9,521        9,582           8,122       8,117
Mortgage-backed securities                                    12,871       12,987          10,311      10,380
                                                            --------     --------        --------    --------
                                                            $102,624     $103,278        $104,790    $105,137
                                                            ========     ========        ========    ========

Nonperforming Assets
--------------------

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

As shown on the table below, total nonperforming assets decreased $2,688,000 to $6,069,000 at September 30, 1997 from $8,757,000 at December 31, 1996.

(in thousands)
                                                                                September 30, 1997               December 31,1996
---------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                            $5,064                         $6,441
OREO                                                                                         1,005                          2,316
                                                                                            ------                         ------
Total nonperforming assets                                                                  $6,069                         $8,757
                                                                                            ======                         ======

Loans past due in excess of ninety days and accruing interest                               $  585                        $   395
Ratio of nonperforming assets to total loans and OREO                                         1.7%                           2.6%
Ratio of nonperforming assets and loans past due in excess of
      ninety days and accruing interest to total loans and OREO                               1.9%                           2.7%
Ratio of allowance for loan losses to total loans                                             2.1%                           2.0%
Ratio of allowance for loan losses to nonperforming assets and
      loans in excess of ninety days past due and accruing interest                         108.9%                          72.8%
Ratio of nonperforming assets and loans in excess of ninety days
      past due and accruing interest to total shareholders' equity                           12.9%                          18.6%
Ratio of nonperforming assets to total assets                                                 1.2%                           1.7%

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

Activity in Nonperforming Assets
(Amounts in thousands)

Nine Months ending September 30,                       1997             1996
----------------------------------------------------------------------------
December 31, 1996 and 1995                           $8,757           $8,314
      Changes incident to acquisition of MSB              0            4,897
     Additions                                        2,861            4,143
     Reductions:

        Payments                                     (1,557)          (2,311)
        Loans returned to performing status            (496)          (1,228)
        Charge-offs and writedowns                   (1,198)          (3,154)
        Sales, net                                   (2,298)          (1,545)
                                                     ------           ------
Ending Balance, September 30, 1997 and 1996          $6,069           $9,116
                                                     ======           ======

The decrease in nonperforming assets is primarily due to the resolution of problem assets acquired from the MSB acquisition which added $4,360,000 and $537,000 in nonaccural loans and OREO, respectively. In addition, reduced reclassifications and increased sales of OREO served to reduce nonperforming assets during 1997.

Provision and Allowance for Loan Losses
---------------------------------------

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

The following table summarizes the activity in the allowance for possible loan losses for the nine months ending September 30, 1997 and 1996 was as follows:

(in thousands)
Nine Months Ended September 30,                    1997             1996
------------------------------------------------------------------------
Balance beginning of period                      $6,660           $5,875
Changes incident to acquisition of MSB                             2,010
Provisions charged to operations                  1,033            1,615
Recoveries on loans previously charged-off          477              265
Loans charged-off                                  (924)          (2,839)
                                                 ------           ------
Balance end of period                            $7,246           $6,926
                                                 ======           ======

Provisions for possible loan losses charged to operations for the first nine months of 1997 were $1,033,000, representing an decrease of $582,000 from the same period in 1996. During the nine month period, charge-offs decreased by $1,915,000. Management's assessment of the adequacy of the allowance is based upon the composition of the loan portfolio, past due experience, current economic conditions and other factors deemed appropriate. Management analyzes the subsidiaries' loan portfolios as part of its risk management process to ascertain the potential for loss from possible nonpayment by some of the Banks' borrowers as well as the risk of loss inherent in the portfolio. Reserves are assigned to specific loans and classes of loans, and then aggregated to determine the total level needed.

Capital
-------

The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

As of September 30, 1997, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for September 30, 1997 and 1996 were:

                   Minimum Level        1997            1996
                   -------------        ----            ----
Total Risk-Based.....    8%           14.38%          13.99%

Tier 1 Risk-Based....    4%           13.12%          12.71%

Leverage.............    4%            9.33%           8.88%


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

Item 3.        Default Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)         Exhibits
                        Exhibit Number      Exhibit
                        3                   Bylaws of NECB, as amended
                        27                  Financial Data Schedule

            (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended Sept-ember 30, 1997:

                        (i)         Special Meeting of Stockholders

            On August 5, 1997 it was reported under Item 5, Other Events, that at a special meeting of Stockholders of NECB held on July 28, 1997, its Stock-holders voted to approve the acquisition of FBWH by NECB.

                        (ii)        Acquisition of FBWH

            In an initial report filed on August 15, 1997 (and amended on October 14, 1997) it was reported that NECB had completed its acquisition of FBWH and the required financial statements and pro forma financial information related to the transaction provided.

                        (iii)       Acquisition of CSB

            On September 19, 1997 it was reported, under Item 5, that at separate meetings on September 16, 1997 and September 17, 1997 the Boards of Directors of NECB and CSB), respectively, approved a definitive agreement whereby CSB will be acquired by NECB. The Agreement was then executed on September 17, 1997. CSB will become NECB's third banking subsidiary

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW ENGLAND COMMUNITY BANCORP, INC.
                                             -----------------------------------

Date: November 13, 1997                  By: s/s Anson C. Hall
                                             -----------------
                                             Anson C. Hall
                                             Vice President and Treasurer