Form 10-K
period 1997-12-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1998-03-31
CIK 752324

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from__________to__________

                         Commission File Number 0-14550
                                                -------

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                       DELAWARE                  6-1116165

                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095

                            Telephone: (860) 610-3600

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock par value $.10 per share.

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

At March 24, 1998, the aggregate market value of the shares outstanding of Common Stock held by non-affiliates of the Registrant, was $116,337,368.

The number of shares outstanding of the Registrant's Common Stock, $.10 par value, was 5,171,626 at March 24, 1998.

                                    Page -1-

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part Into
                     Document                             Which Incorporated
                     --------                             ------------------

The information contained in the
Registrant's definitive proxy statement
(which is expected to be filed within
120 days of fiscal year-end 1997 and to
be used in connection with the Annual
Meeting of Shareholders which is
anticipated to be held on April 21,
1998) under the captions "Election of
Directors," "Executive Compensation,"
"Security Ownership of Directors and
Executive Officers," and "Other
Information Relating to Directors and
Executive Officers." Notwithstanding the
foregoing, the information contained in
the definitive proxy statement pursuant
to Items 402(k) and 402(l) of Regulation
S-K is not incorporated by reference and
is not to be deemed part of this report.                      Part III



                                    Page -2-

                                TABLE OF CONTENTS
Part I

         Item 1       Business....................................................................................4
         Item 2       Properties.................................................................................18
         Item 3       Legal Proceedings..........................................................................19
         Item 4       Submission of Matters to a Vote of Security Holders........................................19

Part II

         Item 5       Market for Registrant's Common Equity and
                      Related Stockholder Matters................................................................20
         Item 6       Selected Financial Data....................................................................21
         Item 7       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................................21
         Item 7A      Quantitative and Qualitative Disclosure about Market Risk..................................34
         Item 8       Financial Statements and Supplementary Data................................................34
         Item 9       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.....................................................34

Part III

         Item 10      Directors and Executive Officers of the Registrant.........................................35
         Item 11      Executive Compensation.....................................................................35
         Item 12      Security Ownership of Certain Beneficial Owners
                      and Management.............................................................................35
         Item 13      Certain Relationships and Related Transactions.............................................35

Part IV

         Item 14      Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K........................................................................31


Signatures

                                    Page -3-

                       New England Community Bancorp, Inc.

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1997

                                     PART I

ITEM 1.       BUSINESS

General.

         New England Community Bancorp, Inc. ("NECB" or the "Company"), which was formerly known as Olde Windsor Bancorp, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. NECB was organized under the laws of Delaware in 1984 and directly owns New England Bank & Trust Company ("NEBT"), The Equity Bank ("EQBK") and Community Bank ("CMBK") (collectively the "Subsidiaries"), each Connecticut chartered commercial banks.

Recent Growth of NECB.

         NECB has built its community banking network through both internal growth and acquisitions. In 1985, NECB was formed by Windsor Bank and Trust Company ("Windsor Bank") a Connecticut-chartered bank and trust company. NECB subsequently acquired all of the capital stock and became the sole shareholder of Windsor Bank. In 1986, NECB acquired a second bank subsidiary, NEBT. In 1988, the two subsidiaries were combined--retaining the NEBT name. In 1995, NECB created a second banking subsidiary when it acquired all of the outstanding common stock of EQBK, which was founded in 1987. In July, 1996 and August, 1997, respectively, the Company acquired all the outstanding common stock of Manchester State Bank ("MSB") and First Bank of West Hartford ("FBWH"), both of which were merged with and into NEBT. On December 31, 1997, NECB acquired CMBK.

         The acquisitions of EQBK, MSB and CMBK were accounted for as purchases and, as such, prior year comparative data was not revised to include information about either entity. Conversely, the acquisition of FBWH was accounted for as a "pooling of interests" and therefore all comparative prior periods have been restated as if the acquisition had been in effect for all periods presented.

         On February 10, 1998, the Company and Olde Port Bank & Trust Company ("OPBT") signed a definitive agreement under which the Company will acquire OPBT in a merger which is intended to be a tax free transaction and which the Company anticipates will be accounted for as a pooling of interests (the "Merger"). Each of the outstanding shares of OPBT will be exchanged for shares of NECB consisting of that number of shares of NECB common stock equal to $200.00 in value, with a resulting transaction value of approximately $13.8 million. The final exchange ratio will be determined by dividing $200.00 by the average closing price of NECB common stock supplied by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and reported in THE WALL STREET JOURNAL as of the end of the ten (10) consecutive trading-day period ending on the date on which the last of the regulatory approvals required for the consummation of the Merger occurs.

         Under certain conditions NECB and OPBT may terminate the transaction if the average closing price (as defined above) of the Company Common Stock is less than $20.00 or more than $30.00 per


                                    Page -4-
share. If the average closing price is below $20.00, OPBT shall have the option of reducing the consideration to be received by the holders of OPBT Common Stock by increasing the average closing price for purposes of the exchange ratio to equal $20.00. If OPBT makes this election the average closing price and the exchange ratio will be modified accordingly. Conversely, if the average closing price is above $30.00, NECB shall have the option of increasing the consideration to be received by the holders of OPBT by reducing the average closing price for purposes of the Exchange to equal $30.00. If NEBC makes this election the average closing price and the exchange ratio will modified accordingly.

         The Merger is conditioned upon requisite bank regulatory approvals and the approval of shareholders of OPBT as well as other customary conditions. It is anticipated that the acquisition will be consummated in the second quarter of 1998.

             On March 19, 1998, the Boards of Directors of NECB and Bank of South Windsor ("BSW") approved a definitive agreement whereby BSW will be acquired by NECB ("the Acquisition"). Following the consummation of the Acquisition, BSW will be merged with and into NEBT. Under the terms of the agreement, BSW shareholders will receive a fixed exchange of 1.3204 shares of NECB Common Stock for each share of BSW Common Stock. Using NECB's closing price on March 18, 1998 of $25.50 per share, the transaction would have a value of $33.67 per share to BSW shareholders and an aggregate transaction value of approximately $32.8 million. In the event that the average closing price of NECB's Common Stock, for the twenty days ending on the date of final regulatory approval, is less than $23.48, the exchange ratio will (subject to certain qualifications) be adjusted to result in the receipt by BSW shareholders of NECB shares having a value of $31.00 per share of BSW Common Stock.

         The Acquisition is subject to customary conditions, including but not limited to the approval by federal and state bank regulatory authorities and the shareholders of both NECB and BSW.

         Management of NECB is continuously exploring various opportunities to prudently expand NECB's earning potential through expansion of its base of earning assets by the establishment or acquisition of banking and non-banking operations. However, there can be no assurance that the Company will be able to acquire such business enterprises or, if additional acquisitions are undertaken, that these acquisitions will enhance the profitability of the Company.

Regulation and Supervision

         As  Connecticut-chartered  commercial  banks, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Subsidiaries are subject to extensive regulation and supervision by both the Connecticut Banking Commissioner and the FDIC. The Company also is subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Connecticut Banking Commissioner. This governmental regulation is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not stockholders.

         Connecticut Regulation

         The Connecticut Banking Commissioner regulates the Subsidiaries' internal organization as well as their deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. The Connecticut Banking Commissioner conducts periodic examinations of the Subsidiaries. Many of the areas regulated by the Connecticut Banking Commissioner are subject to similar regulation by the FDIC.


                                    Page -5-

         Connecticut banking laws grant banks broad lending authority--subject to certain limited exceptions. Total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 15% of the Subsidiary's respective capital, surplus, undivided profits and loss reserves.

         The Subsidiaries are prohibited by Connecticut banking law from paying dividends except from their net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by each of the respective Subsidiaries in any calendar year may not, unless specifically approved by the Connecticut Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. These dividend limitations can affect the amount of dividends payable to stockholders of the Company because dividends received by the Company from the Subsidiaries are the primary source of funds for the Company.

         Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10% of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof, or after obtaining 10%, increase its ownership to 25% or more, without the prior notification of and lack of disapproval by the Connecticut Banking Commissioner.

         Any state-chartered bank meeting statutory requirements may, with the approval of the Connecticut Banking Commissioner, establish and operate branches in any town or towns within the state.

         The Connecticut Interstate Banking Act permits Connecticut banks to engage in stock acquisitions of, and mergers with, depository institutions in other states with reciprocal legislation. All of the other New England states, and a majority of the other states, have enacted reciprocal legislation. Federal interstate banking legislation extended this interstate bank holding company acquisition authority nationwide as of September 1995. Several interstate mergers and acquisitions involving Connecticut bank holding companies or banks with offices in the Subsidiaries' service areas and bank holding companies or banks headquartered in other states have been completed.

         FDIC Regulation

         The Subsidiaries' deposit accounts are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 for each insured depositor. As with all state-chartered FDIC-insured banks, the Subsidiaries are subject to extensive supervision and examination by the FDIC and also are subject to FDIC regulations regarding many aspects of their business, including types of deposit instruments offered and permissible methods for acquisition of funds.

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted. It required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities. Pursuant to FDICIA, in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Initially under the new system, beginning January 1, 1993, insurance premiums for all banks varied between .23% and .31% of total deposits, depending upon the capital level and supervisory rating of the institution. On May 31, 1995, when the desired Bank Insurance Fund ("BIF") reserve ratio of 1.25% was achieved by the FDIC, a new risk-based assessment rate schedule of .04% to .31% of total deposits was established commencing on June 1,



                                    Page -6-

1995. The FDIC evaluates the adequacy of the assessment schedule and may adjust the schedule every six months as the FDIC deems necessary to maintain the BIF reserve ratio at the designated level. Effective January 1, 1996, the schedule was further revised resulting in assessment rates ranging from .000% to
 .270% of total deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance.

         As a result of the Deposit Insurance Act of 1996, a new Financing Corporation ("FICO") Payment Computation was established. Beginning January 1, 1997, and for the three following years, BIF-assessable deposits are being charged 20% of the rate imposed on Savings Association Insurance Fund-assessable deposits. The FICO BIF annual rate for 1997 was .013%.

         The risk-based insurance assessment has not had a material effect on the financial position of the Company. Both NEBT and EQBK qualify for the lowest assessment rate.

         FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, all FDIC-insured banks are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists of the allowance for loan losses (subject to certain limitations), certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. All FDIC-insured banks are required to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets of 4% and 8%, respectively. At December 31, 1997, NEBT's Tier 1 and total risk-based capital ratios were 11.3% and 12.5%, respectively, compared to 11.8% and 13.1% at December 31, 1996. EQBK's Tier 1 and total risk-based capital ratios were 11.1% and 12.4%, respectively, at December 31, 1997 compared to 12.6% and 13.8% at December 31, 1996. At December 31, 1997, CMBK's Tier 1 and total risk-based capital ratios were 9.1% and 10.4%, respectively, compared to 8.5% and 9.8% at the end of 1996. Management believes that the Subsidiaries will remain in full compliance with applicable capital requirements.

         A leverage ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, all FDIC-insured institutions are required to maintain a ratio of common equity, excluding intangible assets, to total assets of at least 3% for the most highly rated institutions and 4% to 5% for most institutions. As of December 31, 1997, NEBT's leverage capital ratio was 8.0%, compared to 8.1% as of December 31, 1996; EQBK's leverage capital ratio as of that date was 8.8%, compared to 9.3% as of December 31, 1996. As of December 31, 1997, CMBK's leverage capital ratio was 6.1%, compared to 6.0% as of December 31, 1996.

         In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. A bank is categorized as "well capitalized" if it maintains a leverage capital ratio of at least 5%, a total capital ratio of at least





                                    Page -7-

10%, a Tier 1 risk-based capital ratio of at least 6%, and is not subject to a capital order or directive. Based on their regulatory capital ratios at December 31, 1997, the Subsidiaries were well capitalized as defined in federal banking agency regulations.

         FDICIA also restricts the ability of FDIC-insured state banks, such as the Subsidiaries, to acquire and retain equity investments. Generally, state banks may hold equity securities only to the extent permitted for national banks. However, FDICIA also permits certain state banks to acquire or retain equity investments in an amount up to 100% of Tier 1 capital in either (1) common or preferred stock listed on a national securities exchange, or (2) shares of a registered investment company. NEBT has been granted this exception.

         Pursuant to FDICIA, in December 1993, the FDIC issued a final rule concerning activities of FDIC-insured state banks. Under the final rule, an insured state bank must obtain the FDIC's prior consent before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless one of the exceptions contained in the regulation applies. The final rule sets out application procedures for requesting FDIC's consent; provides a phase-out period for activities which are not approved by the FDIC; and sets out conditions that may be imposed at the FDIC's discretion when approving applications. The final rule has not had a material impact on the business of the Company or its Subsidiaries.

         Pursuant to FDICIA, in June 1995, the federal bank regulatory agencies issued final rules establishing standards for safety and soundness at FDIC-insured institutions and their holding companies. These rules became effective in August 1995. These standards formalize in regulation the fundamental standards used by the federal bank regulatory agencies to assess the operational and managerial qualities of an institution. The rules establish operational, managerial, asset quality and earnings standards for FDIC-insured banks and their holding companies and standards that prohibit as an unsafe and unsound practice the payment of compensation that is excessive or could lead to material financial loss to such institutions. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The Company and its Subsidiaries are in compliance with these standards.

         The Community Reinvestment Act ("CRA") requires lenders to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The FDIC conducts examinations of insured institutions' CRA compliance and rates such institutions as "Outstanding", "Satisfactory", "Needs to Improve" or "Substantial Noncompliance." As of their last CRA examination, each of the Subsidiaries received a rating of "Satisfactory". Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations.

         FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC. Neither the Company nor the Subsidiaries is aware of any practice, condition or violation that might lead to termination of deposit insurance.

         Federal Reserve Board Regulation




                                    Page -8-

         Under the regulations of the Federal Reserve Board, depository institutions such as the Subsidiaries are required to maintain reserves against their transaction accounts. These regulations generally require the maintenance of reserves of 3.0% against transaction accounts of $52.0 million or less and 10.0% of the amount of such accounts in excess of such amount. These amounts and percentages are subject to adjustment by the Federal Reserve Board.

         The Company is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), under which the Company registered, limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not determined if it might seek to engage in these or other permissible non-banking activities.

         The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1997, the Company's Tier 1 and total risk-based capital ratios were 11.5% and 12.8%, respectively, and the Company's leverage capital ratio was 9.2%, compared to 12.9%, 14.1% and 8.8%, respectively, as of December 31, 1996. All ratios exceed the requirements under these regulations.

         Under the BHCA, a bank holding company such as NECB is required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company.

         As described previously, the Connecticut Interstate Banking Act and recent federal legislation specifically permit Connecticut bank holding companies and banks to acquire or be acquired by banks or bank holding companies in other states with reciprocal merger and acquisition laws. As of September 1995, federal interstate banking legislation extended this interstate bank holding company acquisition authority nationwide. Federal antitrust laws place limitations on the acquisition of banks and other businesses.

         Under the BHCA, the Company, the Subsidiaries, and any other subsidiaries are prohibited from engaging in certain reciprocal arrangements in connection with any extension of credit or provision of any property or services. The Subsidiaries are subject to certain restrictions imposed by the Federal Reserve Act on making any investments in the stock or other securities of the Company or any of their subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.

         Each of the Subsidiaries is also subject to certain restrictions imposed by the Federal Reserve Act on the amount of loans it can make to the Company or other affiliates. Such loans must be collateralized as provided by the Federal Reserve Act. The total amount of such loans may not exceed 20% of the capital stock and surplus of the Subsidiary. Loans from a Subsidiary to NECB or an affiliate singly may not exceed 10% of the capital stock and surplus of the Subsidiary. Since the formation of the Company, there have been no loans made by the Subsidiaries to the Company.

         The Company is required under the BHCA to file reports of operations annually with the Federal Reserve Board. In addition, the Company and the Subsidiaries are subject to examination by





                                    Page -9-
the Federal Reserve Board. The Company, as a bank holding company, is registered with the Connecticut Banking Commissioner under the Connecticut Bank Holding Company and Bank Acquisition Act.

         Effect of Governmental Policy

         Banking is a business that depends in large measure on interest rate differentials. One of the most significant factors affecting the Company's and the Subsidiaries' earnings is the difference between (1) the interest rates paid by the Subsidiaries on their deposits and their other borrowings and (2) the interest rates received by the Subsidiaries on loans extended to their customers and securities held in the Subsidiaries' investment portfolios. The value and yields of their assets and the rates paid on their liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Company and its Subsidiaries will be influenced by general economic conditions, the monetary and fiscal policies of the federal government and policies of regulatory agencies, particularly the Federal Reserve Board. The nature and impact of any future changes in monetary policies cannot be predicted.

         The present bank regulatory climate is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been significant change in the regulation of and operations by savings associations, in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. In part as a result of these changes, banks are competing actively with other types of depository institutions and with non-bank financial institutions, such as money market funds, brokerage firms, insurance companies and other financial services enterprises. It is not possible at this time to assess what impact these changes in the regulatory climate ultimately will have on the Company and its Subsidiaries.

         Moreover, certain legislative and regulatory proposals that could affect the Company, the Subsidiaries and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may alter further the structure, regulation and competitive relationship of financial institutions, and that may subject the Company and/or the Subsidiaries to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or not and in what form any legislation or regulations will be enacted or the extent to which the business of the Company and/or its Subsidiaries will be affected thereby.

Description of Business.

         The Company exists primarily to hold the stock of its Subsidiaries. In addition, NECB, through NEBT, indirectly owns one additional subsidiary. The historical growth of, and regulations affecting, each of NECB's direct and indirect subsidiaries are described above in this Item 1.

         NECB is a legal entity separate from its Subsidiaries. The stock of the Subsidiaries is NECB's principal asset and the dividends from these entities represent the primary source of its income. As explained above in this Item 1, legal and regulatory limitations are imposed on the amount of dividends that may be paid by the Subsidiaries to NECB.



                                    Page -10-

         NECB currently maintains its executive offices in Windsor, Connecticut. At December 31, 1997, the Subsidiaries operated out of 14 offices located primarily in north central Connecticut. In November 1995, NECB purchased an 18,000 square foot building in East Hartford, Connecticut to house the Company's data processing and other support operations.

         At December 31, 1997, NECB, through its Subsidiaries, had gross loans of $408,535,000, deposits of $522,644,000 and total assets of $606,170,000.

         The strategy of NECB is to operate its Subsidiaries as community-oriented banking institutions dedicated to providing personalized service. NECB believes that its maintenance of professional, personalized service has resulted in its ability to obtain and service many of the small to medium-sized desirable commercial credits in its market area. As part of its growth strategy, NECB intends to continue to provide personalized banking services whether expansion occurs through internal growth, de novo expansion, reorganization or acquisition. The Company's profitability and its financial condition may be significantly impacted by the continuing implementation of its acquisition strategy and by the completion, and subsequent integration, of its recent and/or pending acquisitions. See "Recent Growth of NECB" above.

         The Subsidiaries are full service commercial banks and offer the services generally performed by commercial banks of similar size and character, including checking, savings, and time deposit accounts, 24-hour telephone banking, cash management services, safe deposit boxes, secured and unsecured personal and commercial loans, residential and commercial real estate loans and letters of credit. The Subsidiaries' deposit accounts are competitive in the current environment and include money market accounts and a variety of interest and noninterest-bearing transaction accounts. The Subsidiaries provide these services to a diverse range of customers and do not rely on any one depositor for a significant percentage of deposits made in their respective institutions. Management believes that the business of each institution will continue to be broad-based and will not depend on the business of one or a few customers, the loss of any or all of which could materially and adversely affect its business.

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

         The largest sector of consumer lending has traditionally been mortgage loans secured by single family residential properties. This includes both first and second mortgages. Second mortgages consist of equity lines of credit and closed-end loans, such as home improvement and construction loans. Historically, single family mortgage loans are considered to involve the least risk to a lending institution. On loans in excess of 80% of the value of collateral, borrowers are required to obtain mortgage insurance covering the portion over 80%. Interest rates charged for mortgage loans are primarily set according to secondary market conditions, and terms generally follow the underwriting requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") in the granting of residential mortgage loans. During 1997 approximately 85% of residential mortgage loans were sold to the FHLMC as well as other outlets. The



                                    Page -11-
sale of fixed rate mortgage loans in the secondary market provides liquidity to make additional loans, revenues for servicing the sold loans (when servicing is retained), and premiums and discounts to par upon the sale of such loans.

         The Subsidiaries originate a variety of consumer loans such as short-term demand loans, automobile and student loans. The vast majority of Consumer loans are made on secured basis. Interest rates charged on consumer loans are primarily determined by competitive loan rates offered in their lending areas. The primary risk in such loans is the borrower's ability to repay. Such loans are typically made for small amounts, which provides for risk diversification.

         The portfolios of commercial loans of the Subsidiaries include various products. The Subsidiaries' target market, with respect to commercial lending, consists businesses with annual sales up to ten million dollars. Commercial mortgages are granted on owner-occupied and investment properties up to 75% of the lesser of the cost or appraised value of the property. Short-term business loans are made on a demand basis to finance various cash needs of customers. Construction and land development financing is available to qualified borrowers for development of sub-divisions or single family residences. Financing for capital expenditures, such as equipment, is provided on an amortizing basis for terms up to five years or more. The Subsidiaries offer revolving credit lines and commercial letters of credit primarily used for performance bonding. NEBT is also a preferred lender of Small Business Administration ("SBA") loans.

         The Subsidiaries' deposits are insured by the FDIC and are primarily invested in investment securities and loans to borrowers within the
Subsidiaries' respective market area. Each of the Subsidiaries is a member of the Federal Home Loan Bank ("FHLB") through the Federal Home Loan Bank of Boston. The FHLB encourages and supports residential mortgage lending by allowing member banks to borrow money long-term at favored rates based on certain lending ratios and the ownership of shares in the FHLB.

         Fee income is generated through traditional deposit related services such as checking account charges, overdraft fees, stop payment and returned item fees. NECB maintains automated teller machines ("ATMs"), which also generate fee income. While the majority of the ATMs are located at the Subsidiaries' offices, several machines are located offsite including two at Bradley International Airport in Windsor Locks, Connecticut and four others in a local grocery chain. The ATMs at branch locations are primarily for efficient utilization of branch personnel resources and customer convenience, while machines located off-premise are primarily utilized by non-customers and provide the Subsidiaries with greater revenues than do the ATMs located at branch locations. NECB also offers a corporate on-line cash management product, called ACCESS, which is a fee-based service. The servicing of loans sold on the secondary market and the rental of safe deposit boxes to customers also provide fee revenues.

         NECB and its Subsidiaries had 250 full-time equivalent employees as of December 31, 1997, compared to 185 employees at the end of 1996. Management considers the relationships with employees of the Company to be good.



                                    Page -12-

Competition and General Business Conditions.

         The banking business in Connecticut remains intensely competitive. After shifting its focus in the mid-1990's from improving asset quality and expense reduction efforts, the industry is now concentrating on growth. As widely reported, Connecticut-based financial institutions had been adversely affected by the economic downturn and devaluation of real estate. Many of the banks in Connecticut and the region had spent much of the early 1990's strengthening their balance sheets in order to either position themselves for future opportunities or, in some cases, simply to survive. The combination of bank failures and regulatory takeovers together with mergers and acquisitions has served to greatly reduce the number of competitors within NECB's market area. In conjunction with the erosion of the barriers to interstate banking, many Connecticut-based institutions were acquired by institutions based outside of Connecticut. As a result, NECB has come into competition with new and larger banks.

         Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this, it is now possible for large super-regional organizations to enter many new markets including the market served by the Subsidiaries. Many of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over NECB in the pricing, delivery, and marketing of their products and services.

         There are approximately 25 commercial banks headquartered in Connecticut. In addition, large out-of-state banks compete for the business of Connecticut residents and businesses located in the Subsidiaries' primary markets. A number of other depository institutions compete for the business of individuals and commercial enterprises in Connecticut including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies and insurance companies, also compete with the Subsidiaries for both loans and deposits. Competition for depositors' funds and for creditworthy loan customers is intense. A number of larger banks are increasing their efforts to serve smaller commercial borrowers. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to larger commercial borrowers, relative lending limits. As in the past, NECB's future earnings will be affected by changes in the prevailing interest rates, as well as competition, other financial market developments and regulatory controls beyond the control of NECB's Management.

         Beginning in the late 1980's and continuing to this day, the Connecticut banking industry has become more concentrated with over 30 banks ceasing operations as a result of reorganizations or failure. Increasingly, the industry consists of a few very large, regional, super-regional and national institutions, and a number of smaller community-based banks whose success depends upon providing customer-focused products and services.

         The continued growth of large institutions and the potential for large out-of-area banking organizations to enter the local banking market may increase opportunities for efficiently operated, service-oriented, community-based banking organizations to serve customers which large organizations do not serve well or which do not want to bank with such institutions.

         NECB believes that to be successful, community banks must be able to offer their customers competitive products and services of their own initiation or through strategic alliances and contractual



                                    Page -13-
relationships with third parties. While offering desired products and services is important in attracting and maintaining customer relationships, the delivery of such products in a convenient, friendly, professional and responsive manner is essential to the success of a community bank. NECB's management team and staff continue to strive to meet the needs of customers and the community with innovative products and friendly, responsive service at convenient locations.

         Despite competition with institutions commanding greater financial resources, the Subsidiaries' supply of funds has imposed no substantial impediment to their normal lending functions. While the Subsidiaries are limited to making commercial loans to a single borrower in an amount not to exceed fifteen percent of their capital and have a "house limit" significantly below that level, they have, on occasion, arranged for participation by other banks in larger loan accommodations.

         NECB operates banks which are community-oriented with a commitment to customer service, sound community relations and professional excellence. The target market of the Subsidiaries consists of individual consumers and locally based businesses. Emphasis is placed upon "relationship banking" as NECB's banks strive to provide the majority (if not all) of their clients' borrowing and deposit needs. NEBT's primary market area is located in north central
Connecticut. The primary market area of EQBK consists of the Towns of Wethersfield and Rocky Hill, Connecticut. The area of Hartford south of Park Street forms the secondary market of EQBK. The market area for CMBK is Bristol, Connecticut and its surrounding communities.

         The Subsidiaries' focus remains on being an integral part of the communities they serve. Officers and employees are trained to meet the needs of their customers and emphasis is placed on addressing the needs of the local communities served.



                                    Page -14-

Executive Officers of the Registrant.

         The following table sets forth certain information on each executive officer of NECB who is not a director:


Name, Age and                              Officer of                                                Principal Occupation
Position with NECB                         NECB Since                                              During Past Five Years
-------------------------------------------------------------------------------------------------------------------------
Donat A. Fournier, 49                      1993                                            Prior to employment with NECB,
Vice President and Senior Loan Officer                                                  Mr. Fournier was Senior Executive
                                                                                   Vice President with Eastland Financial
                                                                                  Corporation in Woonsocket, Rhode Island
Anson C. Hall, 60                           1993                                           Prior to employment with NECB,
Vice President, Chief Financial Officer                                           Mr. Hall owned and operated a business,
and Treasurer                                                                            Bestway Management, a management
                                                                                                          consulting firm

Statistical Disclosure Required Pursuant to Securities Exchange Act of 1934, Industry Guide 3.

         The statistical disclosures for a bank holding company required pursuant to Industry Guide 3, not contained in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--contained herein, are presented on the following pages of this Report on Form 10-K:

                                                                     Page(s) of
             Item of Guide 3                                        This Report
             ---------------                                        -----------
      II.    Investment Portfolio............................................16

     III.    Loan Portfolio..................................................17

       V.    Deposits........................................................18

      VI.    Return on Equity and Assets.....................................18



                                    Page -15-

                           NECB, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM II
                              INVESTMENT PORTFOLIO

         The following table presents the book value of investments as of the end of each reported period:

(Amounts in thousands)
AVAILABLE FOR SALE:

At December 31,                                1997         1996         1995
-------------------------------------------------------------------------------
Debt securities issued by the
   U.S. Treasury and other U.S.
     government agencies................   $   76,948    $   82,638   $   56,139
Mortgage-backed securities..............       12,730        10,380       11,388
Corporate debt securities...............       10,053         8,003        9,668
Asset-backed securities.................          527           114
Municipal securities....................                                   1,008
Marketable equity securities............       20,190         4,002       15,201
                                           ----------    ----------   ----------
   Total                                      120,448       105,137       93,404
                                           ----------    ----------   ----------

HELD TO MATURITY:

Debt securities issued by the
   U.S. Treasury and other U.S.
     government agencies.................       6,398        10,317       11,225
Debt securities issued by states
     and political subdivisions
        of the states....................       2,841         2,841        1,565
Mortgage-backed securities...............       1,882
Other debt securities....................         215           175          175
                                           ----------    ----------   ----------
   Total                                       11,336        13,333       12,965
                                           ----------    ----------   ----------
Total Investment securities                 $ 131,784    $  118,470   $  106,369
                                            =========    ==========   ==========

         The following table presents maturities and weighted average yields at December 31, 1997. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yields on income from municipal obligations and equity securities were adjusted to a tax-equivalent basis.

(Amounts in thousands)

AVAILABLE FOR SALE(1)(2):


                                            Weighted   After One  Weighted  After Five  Weighted            Weighted       Weighted
                                    Within   Average  But Within   Average  But Within   Average      After  Average        Average
                                  One Year     Yield  Five Years     Yield   Ten Years     Yield  Ten Years    Yield  Total   Yield
-----------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the
   U.S. Treasury and other U.S.
     government agencies........ $  6,477    5.51%   $  41,425      6.48%   $  26,832      7.14% $   1,639   7.43%  $  76,373 6.91%
Mortgage-backed securities......      411    7.84        4,392      6.82        2,781      6.95      5,001   6.86      12,585 6.87
Corporate debt securities.......    2,497    5.85        7,471      6.48                                                9,968 6.45
Asset-backed securities.........                           527      6.32                                                  527 6.32
                                 --------            ---------              ---------             ---------         ---------
                                 $  9,385    5.64%   $  53,815      6.51%   $  29,613      7.13%  $   6,640  6.97%  $  99,453 6.88%
                                 --------            ---------              ---------             ---------         ---------




                                    Page -16-


                                            Weighted   After One  Weighted  After Five  Weighted            Weighted       Weighted
                                    Within   Average  But Within   Average  But Within   Average      After  Average        Average
                                  One Year     Yield  Five Years     Yield   Ten Years     Yield  Ten Years    Yield  Total   Yield
-----------------------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY:
Debt securities issued by the
   U.S. Treasury and other U.S.
     government agencies........                   $    5,399      6.42%    $     999    7.55%                      $  6,398  6.75%
Debt securities issued by states
     and political subdivisions
        of the states...........                        1,006      7.35         1,587    6.58    $     248   7.54%     2,841  7.08
Mortgage-backed securities...... $     880  6.00%         765      6.48           237    6.69                          1,882  6.56
Corporate debt securities.......                           75      8.00           140    7.25                            215  7.40
                                 ---------         ----------              ----------            ---------         ---------
                                 $     880  6.00%  $    7,245      6.59%   $    2,963    6.94%   $     248   7.54% $  11,336  6.86%
                                 ---------         ----------              ----------            ---------         ---------
Total portfolio(2).............. $  10,265  5.67%  $   61,060      6.52%   $   32,576    7.11%   $   6,888   7.00% $ 110,789  6.88%
                                 =========         ==========              ==========            =========         =========

(1) Amounts shown at amortized cost.
(2) Does not include Marketable Equity Securities with a carrying amount of $19,072,000


                           NECB, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM III
                                 LOAN PORTFOLIO

         Types of loans at the end of each reporting period.

(Amounts in thousands)

At December 31,                                    1997            1996           1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------
Commercial and financial................          $102,105       $ 89,544       $ 66,811        $ 58,990       $ 52,691
Real estate:
   Construction.........................            19,620         12,250         12,841           1,883            830
   Residential..........................           111,321         78,510         64,210          51,615         51,433
   Commercial...........................           133,803        116,188         83,590          43,467         42,696
Consumer................................            41,686         39,712         36,310          23,640         23,434
                                                  --------       --------       --------        --------       --------
   Loans outstanding....................          $408,535       $336,204       $263,762        $179,595       $171,084
                                                  ========       ========       ========        ========       ========


         The following table shows the maturity and sensitivity of the Company's loan portfolio outstanding as of December 31, 1997.


                                                                           After One
                                                          One Year      Year Through            After
(Amounts in thousands)                                     or Less        Five Years       Five Years       Total Loans
-----------------------------------------------------------------------------------------------------------------------
Commercial and financial..........................      $   40,905        $   48,896        $  12,304        $  102,105
   Real estate:
     Construction.................................          19,009                                611            19,620
     Residential..................................          58,045            29,320           23,956           111,321
     Commercial...................................          57,717            46,114           29,972           133,803
Consumer..........................................          30,936             5,478            5,272            41,686
                                                        ----------        ----------        ---------        ----------
Total Loans.......................................      $  206,612        $  129,808        $  72,115        $  408,535
                                                        ----------        ----------        ---------
   Allowance for possible loan losses.............                                                               (9,257)
                                                                                                             ----------
Total loans, net..................................                                                           $  399,278
                                                                                                             ==========


         Of those loans due after one year or $201,923,000, approximately $72,692,000 have predetermined interest rates and $129,231,000 have floating or adjustable interest rates.

                                    Page -17-

                           NECB, Inc. and Subsidiaries

                             S.E.C. GUIDE 3 - ITEM V
                                    DEPOSITS

         The following table sets forth average deposits and average rates for each of the years indicated:

(Amounts in thousands)

                                                        1997                       1996                     1995
                                                        ----                       ----                     ----
                                                Average                    Average                   Average
                                                Balance       Rate         Balance       Rate        Balance       Rate
-----------------------------------------------------------------------------------------------------------------------
Demand deposits.........................    $    87,239                $    72,832               $    49,544
                                            -----------                -----------               -----------
Regular savings deposits................        105,375      2.32%          98,395      2.12%         68,986      2.30%
NOW accounts............................         58,933      1.34%          50,325      1.22%         35,089      1.29%
Money market deposits...................          4,055      1.16%           5,014      1.10%          5,047      1.82%
                                            -----------                -----------               -----------
   Total savings deposits...............        168,363      1.95%         153,734      1.79%        109,122      1.96%
                                            -----------                -----------               -----------
Time deposits...........................        180,755      5.15%         176,381      5.38%        104,745      5.28%
                                            -----------                -----------               -----------
      Total Deposits....................    $   436,357      2.89%     $   402,947      3.04%    $   263,411      2.91%
                                            ===========                ===========               ===========

         The following table sets forth the time remaining until maturity for time deposits in amounts of $100,000 and more:


3 months or less .......................        $13,372
3 to 6 months ..........................          7,259
6 to 12 months .........................          8,474
More than 12 months ....................          6,824
                                                -------
Total                                           $35,929
                                                =======


                           NECB, Inc. and Subsidiaries

                            S.E.C. GUIDE 3 - ITEM VI
                           RETURN ON EQUITY AND ASSETS


Years Ended December 31,                            1997             1996           1995           1994          1993
--------------------------------------------------------------------------------------------------------------------------
Return (loss) on average assets.............        0.91%            1.21%          1.26%          0.56%        (0.13)%
Return (loss) on average equity.............        9.01            13.00          14.64           8.85         (2.20)
Dividend payout ratio.......................       35.06            21.43          14.04           0.06          0.00
Equity to assets............................        8.88             9.52           8.87           7.51          5.85


ITEM 2.       PROPERTIES

         NECB is the owner of an operations center in East Hartford Connecticut--located at 20 Founders Plaza, East Hartford, Connecticut. The 18,000 square foot facility houses the data and item processing and customer service functions and is adequate to support the foreseeable processing and support needs of NECB.

         NEBT's designated main office is located at 176 Broad Street, Windsor, Connecticut. In addition to the designated main office, NEBT has additional branches in Windsor and Canton, East Windsor, Ellington, Enfield, Manchester
(2), Somers, Suffield and West Hartford. Of these offices, four are leased and four are owned properties. The Enfield has a ground lease only. EQBK operates out of a single leased office in Wethersfield, Connecticut and CMBK operates two offices, in Bristol and Plymouth, Connecticut. The Bristol office is owned while the Plymouth facility is leased.



                                    Page -18-

         During the year ended December 31, 1997 the aggregate rental expenses paid by NECB for all its office properties was approximately $786,000. All properties are considered to be in good condition and adequate for the purposes for which they are used.

ITEM 3.       LEGAL PROCEEDINGS

         There are no pending material adverse legal proceedings other than ordinary routine litigation incidental to normal business to which NECB and its Subsidiaries are a party to or which any of their properties are subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of NECB's 1997 fiscal year.



                                    Page -19-

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         As of December 31, 1997, there were 5,160,626 shares of NECB Common Stock issued and outstanding which were held by approximately 4,000 shareholders of record.

NECB's Common Stock is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years*:

                                                            1997
                                                            ----
                                               High                         Low
                                               ----                         ---
1st Quarter.........................          $18 3/8                    $14 7/8
2nd Quarter.........................           17 1/2                         15
3rd Quarter.........................           24 3/4                     16 7/8
4th Quarter.........................           25 3/4                   20 15/16

                                                            1996
                                                            ----
                                               High                         Low
                                               ----                         ---
1st Quarter.........................          $11 1/4                     $9 3/4
2nd Quarter.........................               13                     10 1/2
3rd Quarter.........................               13                     11 1/2
4th Quarter.........................           15 3/8                     12 5/8

*Not adjusted for 10% stock dividend paid on January 16, 1998 to shareholders of record December 31, 1997.

         The following table shows per share quarterly cash dividends NECB declared upon the Common Stock over the last two years:

               1997                                        1996
               ----                                        ----
Q1.........................    $0.07     Q1............................   $0.06
Q2.........................     0.08     Q2............................    0.06
Q3.........................     0.08     Q3............................    0.06
Q4.........................     0.09     Q4............................    0.07

         Dividends are generally declared within 45 days prior to the payable date, to shareholders of record l0 to 15 days after the declaration date.

         Reference should be made to page 5 of this Report on Form 10-K for a discussion of Restrictions on Dividend Payments.

ITEM 6.       SELECTED FINANCIAL DATA

         Reference should be made to page 4 of this Report on Form 10-K for a discussion of recent acquisitions which affect the comparability of the information contained in this table.

(amounts in thousands; except per share data)

Years Ended December 31,                              1997           1996           1995            1994           1993
--------------------------------------------------------------------------------------------------------------------------
EARNINGS:
Net interest income                              $  25,452      $  22,544       $ 14,395       $  12,153      $  11,651
Provision for loan losses                            1,248          2,209          1,200           1,436          2,614
Noninterest income                                   4,079          3,416          2,343           2,356          3,062
Noninterest expense                                 20,531         15,964         11,872          11,095         12,619
Income tax expense (benefit)                         3,117          2,299            (24)            468             72
Cumulative effect of change
  in accounting principal                                                                                          (228)
Net income (loss)                                    4,635          5,488          3,690           1,510           (364)

PER SHARE DATA:
Net income (loss) per share--basic               $    0.91      $    1.19       $   1.19       $    0.74      $   (0.18)
Net income (loss) per share--diluted                  0.90           1.19           1.18            0.74          (0.18)
Dividends declared                                    0.326          0.255          0.186           0.045          0.00

BALANCE SHEET DATA (AS OF END OF YEAR):
Loans                                            $ 399,278      $ 329,544       $257,887       $ 175,458      $ 170,183
Allowance                                            9,257          6,660          5,875           4,137          4,413
Goodwill                                             5,238          4,464            402               0              0
Assets                                             606,170        516,754        418,868         290,474        281,601
Deposits                                           522,644        457,004        377,403         266,638        262,779
Shareholders' equity                                53,823         49,220         37,148          21,826         16,460
Nonperforming assets                                11,945          8,757          8,315           8,551          9,780

OPERATING RATIOS:
Return on average assets                              0.91%          1.21%          1.26%           0.56%         (0.13)%
Return on average equity                              9.01          13.00          14.64            8.85          (2.20)
Net interest margin                                   5.43           5.40           5.39            4.92           4.57
Total equity to total assets                          8.88           9.52           8.87            7.51           5.85
Tangible equity to total assets                       8.02           8.66           8.77            7.51           5.85


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         New England Community Bancorp, Inc. ("NECB" or the "Company") reported net income for 1997 of $4,635,000, or $0.91 per share--basic, compared to $5,488,000, or $1.19 reported in 1996. Return on assets ("ROA") and return on equity ("ROE") were 0.91% and 9.01%, respectively, for 1997 compared to 1.21% and 13.00%, respectively, in 1996. During 1997 the Company acquired First Bank of West Hartford ("FBWH") and Community Savings Bank ("CMBK"). Expenses related to these acquisitions totaled $1,750,000 (tax effected), or $0.34 per share--basic. Net operating income, which excludes the impact of these charges, amounted to $6,385,000 or $1.25 per share--basic. This represents an increase of $897,000 or 16% over net operating income for 1996. On an earnings per share basis (using net operating income), 1997 increased 6% over the $1.19 earnings per share--basic for 1996. ROA and ROE were 1.26% and 12.41%, respectively in 1997, excluding the acquisition-related charges. The acquisition of FBWH was accounted for as a "pooling of interests" and as such all comparative prior periods have been restated as if the acquisition had been in effect for all periods presented. Conversely, the acquisition of CMBK was accounted for a purchase and as such prior year comparative data was not revised to include the results of operations of CMBK. [Please see Acquisition Summary below



                                   Page -20-
and Footnote 2 to the consolidated financial statements for information concerning the Company's merger and acquisitions.]

         Net interest income on a fully taxable-equivalent ("FTE") basis totaled $25,630,000 for 1997 compared to $22,784,000 in 1996. The net interest margin for 1997 was 5.43% versus 5.40% in 1996. The increase in net interest income is due to growth in average earning assets, much of this growth resulted from the July 1996 acquisition of Manchester State Bank ("MSB") while the 3 basis point improvement in net interest margin resulted primarily from an improved mix of interest-earning assets coupled with a decrease in the cost of interest-bearing liabilities.

         The provision for possible loan losses was $1,248,000 compared to $2,209,000 in 1996. The decrease is largely due to a sharp decrease in net charge-offs during 1997 which amounted to $759,000 compared to $3,434,000 in 1996.

         Noninterest income increased to $4,079,000 in 1997 from $3,416,000 in 1996. The 19% improvement resulted from the combined effect of the MSB acquisition (which is primarily reflected in the $592,000 increase in service charges, fees and commissions) and the $308,000 increase in securities gains.

         Noninterest expense totaled $20,531,000 in 1997 compared to $15,964,000 in 1996. The increase primarily resulted from the MSB acquisition, net of cost reductions derived from the elimination of duplicate operations and other expense reduction initiatives undertaken by the Company. Illustrative of these initiatives particularly, NECB's efficiency ratio--excluding the effect of the restructure charge--equaled 59.7% for 1997 compared to 59.4% for 1996. By comparison, the efficiency ratio in 1995 was 67.9%.

         Total loans at December 31, 1997 amounted to $408,535,000 compared to $336,204,000 at December 31, 1996 while total deposits amounted to $522,644,000 at December 31, 1997 compared to $457,004,000 at December 31, 1996. In addition to the $54,921,000 in loans provided by the CMBK acquisition, NECB was able to add $17,410,000 to loans outstanding during 1997. Absent the effect of CMBK, which added $63,006,000 in deposits, deposits would have increased a modest $2,634,000 in 1997.

         Shareholders' equity increased $4,603,000 from $49,220,000 at December 31, 1996 to $53,823,000 at year-end 1997. Reflecting the CMBK acquisition (which was an all cash transaction), the ratio of equity to assets decreased to 8.9% at December 31, 1997 compared to 9.5% a year earlier.

ACQUISITION SUMMARY

         In November 1995, NECB created a second banking subsidiary when it acquired The Equity Bank ("EQBK"). In July, 1996 and August, 1997, respectively, the Company acquired all the outstanding common stock of MSB and FBWH, both of which were merged with and into NEBT. On December 31, 1997, NECB acquired CMBK, establishing a third banking subsidiary. With the exception of the FBWH acquisition, each of the transactions were accounted for as purchases and, as such, prior year comparative data was not revised to include information about either entity. As previously noted, the acquisition of FBWH was accounted for as a "pooling of interests" and therefore all comparative prior periods have been restated as if the acquisition had been in effect for all periods presented.

         On February 10, 1998, the Company and Olde Port Bank & Trust Company ("OPBT") of Portsmouth, New Hampshire signed a definitive agreement under which the Company will acquire OPBT. The Merger is conditioned upon requisite bank regulatory approvals and the approval of shareholders of OPBT as well as other customary conditions. It is anticipated that the acquisition will be consummated in the second quarter of 1998.

INCOME STATEMENT ANALYSIS
Net Interest Income

         Net interest income, which is defined as the difference between interest earned on earning assets and interest paid on deposits and borrowings, represents the largest component of NECB's operating income. The principal earning assets of the Company are the loan portfolios of its subsidiary banks--which are primarily comprised of loans to finance operations of businesses located within our market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage loans and personal loans to individuals. Representing approximately one-quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of



                                   Page -21-
the Company's balance sheet. These funds are used to provide reserves and meet the liquidity needs of the Company while providing a source of revenue. Excess reserves are available to meet the borrowing needs of the communities we serve. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(Amounts in thousands)
Years Ended December 31,                    1997          1996         1995
                                            ----          ----         ----
Interest income (financial statements)  $  38,981      $ 35,051    $  22,107
Tax equivalent adjustment                     178           240          121
Interest expense                          (13,529)      (12,507)      (7,712)
                                        ---------      --------    ---------
Net interest income--FTE                $  25,630      $ 22,784    $  14,516
                                        =========      ========    =========

         In 1997, net interest income increased $2,846,000, or 12% over 1996. The increase in 1997 is largely due to growth in earning assets which increased a substantial $49,605,000 or 12% compared to the 1996 average. The MSB acquisition added approximately $38,000,000 to the average while internal growth provided the remainder. The interest-bearing liabilities acquired with MSB added to interest costs while the combined effect of changes to interest rates of both earning assets and interest-bearing liabilities served to decrease net interest income by $437,000 in 1997.



                                   Page -22-

NET INTEREST MARGIN AND INTEREST RATE SPREAD

(amounts in thousands)
                                              1997                               1996                             1995
                                           Interest                          Interest                         Interest
                                 Average    Earned/               Average     Earned/              Average     Earned/
Years Ended December 31,         Balance       Paid     Rate      Balance        Paid    Rate      Balance        Paid     Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets:
  Interest-earning assets:
   Federal funds sold           $  7,352    $   400    5.44%     $  9,544     $   506    5.30%    $ 12,513    $   713     5.70%
   Investment securities         120,107      7,850    6.54%      114,487       7,070    6.18%      68,603      4,155     6.06%
   Loans (A)                     344,227     30,909    8.98%      298,050      27,715    9.30%     187,993     17,360     9.23%
                                --------    -------              --------     -------             --------    -------
     Total interest-earning
     assets                      471,686     39,159    8.30%      422,081      35,291    8.36%     269,109     22,228     8.26%
                                            -------                           -------                         -------
  Allowance for loan losses       (7,100)                          (5,360)                          (3,951)
  Cash & due from banks           19,220                           15,417                           12,305
  Other assets                    23,446                           21,468                           14,178
                                --------                         --------                         --------
     Total Assets               $507,252                         $453,606                         $291,641
                                ========                         ========                         ========

Liabilities and Equity:
  Interest-bearing liabilities:
   Regular savings deposits     $105,375    $ 2,449    2.32%     $ 98,395     $ 2,088    2.12%    $ 68,986    $  1,588    2.30%
   NOW accounts                   58,933        791    1.34%       50,325         612    1.22%      35,089         454    1.29%
   Money market deposits           4,055         47    1.16%        5,014          55    1.10%       5,047          92    1.82%
                                --------    -------              --------      ------             --------      ------
      Total savings deposits     168,363      3,287    1.95%      153,734       2,755    1.79%     109,122       2,134    1.96%
   Time deposits                 180,755      9,312    5.15%      176,381       9,490    5.38%     104,745       5,529    5.28%
   Short-term borrowings           6,802        319    4.69%        1,583          95    6.00%         811          49    6.04%
   Long-term debt                  9,726        611    6.28%        2,662         167    6.27%
                                --------     ------              --------      ------             --------      ------
     Total interest-bearing
     liabilities                 365,646     13,529    3.70%      334,360      12,507    3.74%     214,678       7,712    3.59%
                                             ------                            ------                           ------
  Demand deposits                 87,239                           72,832                           49,544
  Other liabilities                2,924                            4,198                            2,209
                                --------                         --------                         --------
     Total Liabilities           455,809                          411,390                          266,431
Equity                            51,443                           42,216                           25,210
                                --------                         --------                         --------
     Total Liabilities & Equity $507,252                         $453,606                         $291,641
                                ========                         ========                         ========

Net interest income                         $25,630                           $22,784                         $14,516
                                            =======                           =======                         =======
Net interest spread                                    4.60%                            4.62%                             4.67%
Net interest margin                                    5.43%                            5.40%                             5.39%

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

         The net interest margin for 1997 increased 3 basis points to 5.43% compared to 5.40% in 1996, primarily from an improved mix of earning assets which were funded by a greater percentage of interest-free liabilities. Investment securities represented 25.46% of average earning assets in 1997 compared to 27.12% in 1996 while characteristically higher-yielding loans represented 72.98% and 70.61% of average earning assets in 1997 and 1996, respectively.

Average Earning Asset Mix--Insert Pie Chart
                           1997                      1996
                           ----                      ----
Securities                  25%                       27%
Loans                       73%                       71%
Other                       2%                        2%


                                   Page -23-

         Average interest-bearing liabilities increased to $365,646,000 in 1997, from $334,360,000 in 1996, primarily due to the acquisition of MSB. The interest rates paid on these liabilities decreased 4 basis points and averaged 3.70% in 1997 compared to 3.74% in 1996. Average total savings deposits increased $14,629,000 in 1997 compared to 1996. Reflecting an increasingly competitive market for core deposits the interest rate paid on these deposits rose 16 basis points in 1997 to 1.95% from 1.79% in 1996. More than offsetting this increase was a decrease in the cost of time deposits.

         Through the increased use of repurchase agreements (for its commercial customers) and the greater use of Federal Home Loan Bank of Boston ("FHLBB") borrowings, NECB significantly expanded its use of alternative funding sources in 1997. Short-term borrowings increased markedly in 1997 and averaged $6,802,000, compared to $1,583,000 in 1996, as increased use of repurchase agreements was used to meet NECB's funding requirements. In addition to providing a source of funds, repurchase agreements allow NECB's commercial deposit customers to earn interest on excess cash balances. With the majority of the increase in short-term borrowings occurring in repurchase agreements (which paid an average of 3.58% in 1997), the rate paid on short-term liabilities decreased from 1996 and equaled 4.69%. As noted, during 1997 NECB increased its long-term debt with advances from the FHLBB. NECB's borrowings were fixed rate and had maturities ranging from 2 to 6 years. In addition, FBWH had 3 loans with maturities ranging from 3 to 10 years. The cost of these liabilities were virtually unchanged and equaled 6.28% in 1997 compared to 6.27% in 1996.

RATE/VOLUME ANALYSIS

         Changes in net interest income between years is divided into two components--the change resulting from the change in average balances of interest earning assets and interest-bearing liabilities (or "volume") and the change in the rates earned or paid on these balances. The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on a FTE basis.

(amounts in thousands)
                                                     1997                                        1996
                                      ---------------------------------           ---------------------------------
                                                        Change due to                               Change due to
                                         Increase        Change in:                  Increase        Change in:
                                                         ---------                                   ---------
Years Ended December 31,               (Decrease)       Rate     Volume            (Decrease)       Rate     Volume
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Federal funds sold                       $   (106)  $     10   $   (116)             $   (207)  $    (40)  $   (167)
Investment securities                         780        422        358                 2,915        133      2,782
Loans                                       3,194     (1,069)     4,263                10,355        191     10,164
                                         --------   --------   --------              --------   --------   --------
Total interest income change                3,868       (637)     4,505                13,063        284     12,779
                                         --------   --------   --------              --------   --------   --------
Interest-bearing liabilities:
Regular savings deposits                 $    361   $    206   $    155              $    500   $   (168)  $    668
NOW account deposits                          179         71        108                   158        (38)       196
Money market deposits                          (8)         3        (11)                  (37)       (37)         0
                                         --------   --------   --------              --------   --------   --------
      Total savings deposits                  532        280        252                   621       (243)       864
Time deposits                                (178)      (409)       231                 3,961        179      3,782
Short-term borrowings                         224        (72)       296                    46         (1)        47
Long-term debt                                444          1        443                   167         84         83
                                         --------   --------   --------              --------   --------   --------
Total interest expense change               1,022       (200)     1,222                 4,795         19      4,776
                                         --------   --------   --------              --------   --------   --------
Net interest income change               $  2,846   $   (437)  $  3,283              $  8,268   $    265   $  8,003
                                         ========   ========   ========              ========   ========   ========

         As is shown above, the majority of the increase in net interest income in both 1997 and 1996 is attributable to changes in volume which is primarily the result of the acquisitions accounted for as purchases. Noteworthy in the above analysis is the $1,069,000 decrease in interest income on the loan portfolio. As noted above, increased market competition for new loans has had the double effect of increasing origination expense (e.g., marketing) and increased pricing pressure. This taken together with a stable interest rate environment has served to reduce the yield on loans by 32 basis points in 1997. Also noteworthy in 1997 is the pick-up in rates paid on interest bearing savings deposits in 1997 (particularly in commercial deposits) and the decrease in rates paid on time deposits.




                                   Page -24-

NONINTEREST INCOME

         NECB's income from noninterest revenue activities increased a strong 19% in 1997 and represented 9.5% of net revenues compared to 8.9% in 1996. The increase in fee based revenue follows industry trends of the past several years for shifting dependence away from interest sources of income. Through the expansion of existing business lines and the introduction of new products and services, NECB's objective is to increase the percentage of income derived from noninterest income sources to at least 15% of total net revenue within the next two years.

         For 1997 noninterest income increased 19% from 1996 and totaled $4,079,000 compared to $3,416,000 and $2,343,000 for 1996 and 1995, respectively. Service charges, fees and commissions increased 30% and totaled $2,551,000 in 1997 compared to $1,959,000 in 1996. Included in service charges, fees and commissions are fees on deposits, loan servicing fees and other fees and charges. While much of this increase resulted from the MSB acquisition, strong increases in deposit-related fees also helped fuel the increase. For example, aided by widespread consumer acceptance, the Company's debit card program (MasterMoney(TM)) continues to grow dramatically with revenue increasing by almost 50% from 1996. Also key to the increase in deposit related fees is NECB's cash management program--Access. While still producing a modest amount of revenue for the Company, the program reflects NECB's ongoing effort to seek out opportunities for increasing fee income-producing sources of revenue.

         Benefiting from the strong equities market, NECB realized gains from the sale of securities of $315,000 in 1997. This compares to significantly smaller amounts recorded in both 1996 and 1995. As a matter of practice, in conjunction with the of purchase common stock, NECB establishes a target price objective for the issue. In addition, through regular reviews of holdings, NECB evaluates each stock and determines whether to sell or continue to hold the stock. It is the sale of those issues which reached their target prices during 1997 which provided approximately $495,000 in gains in 1997. The likelihood of profitability of any such gains in the future cannot be predicted.

         Gains on sales of loans decreased by $216,000 and totaled $860,000 for 1997 compared to $1,076,000 for 1996. The acquisition of FBWH in mid-1997, brought with it a small but successful department specializing in the SBA guaranteed lending program. While it had been FBWH's practice to sell the guaranteed portion in the secondary market, NECB chose to retain all new production for its own portfolio. Management is confident that foregoing the gain on the sale of these loans is outweighed by the continuing return from the ownership of these assets. 1997 saw the Company increase its production of mortgages originated for sale by $13,000,000, from $34,000,000 in 1996 to $47,000,000 in 1997. The increase is largely due to (i) the Company's expanded market area, (ii) participation in a wider variety of loan programs, and (iii) a very favorable interest rate environment. At year-end, the bellwether 30-year fixed mortgage was under 7%, or approximately 100-basis points below 1996's average.

Mortgage Origination's
(amounts in thousands)
       1997         1996          1995
       ----         ----          ----
      $47,000      $34,000       $23,000

NONINTEREST EXPENSE

         Total noninterest expense was $20,531,000 in 1997 compared to $15,964,000 in 1996. The increase of $4,567,000 included non-recurring acquisition related expenses of $2,197,000 in 1997. Excluding these charges, noninterest expenses increased by $2,370,000 or 14.8% over the $15,964,000 reported in 1996. Much of the increase in 1997 is due to our expansion into the Manchester market. The use of purchase accounting for the acquisition of MSB increased expenses in categories such as salary and benefit expense, occupancy and equipment. MSB's expenses (net of cost savings achieved in the acquisition) increased expenses for the second half of 1996 and all of 1997. This "step-up" in expense aggregated to approximately $1,100,000 in 1997 and $550,000 in 1996.

         The largest component of the noninterest expense--salaries and benefits--totaled $9,648,000 in 1997 compared to $8,320,000 in 1996. The increase is primarily due to the acquisitions along with other salary and benefit increases. Equipment totaled $1,404,000 in 1997 which is $253,000 or 22% higher than the $1,151,000 in 1996. The increase is related to higher lease expense related to upgrades in the data and item processing activities performed in the Company's Technology Center. During 1997, NECB migrated to an image-based system for generating customer statements. From the goodwill recorded in connection with the EQBK and MSB acquisitions, intangible asset amortization increased $159,000 from 1996. Other expenses increased by $548,000 and totaled $2,562,000 compared to $2,014,000 in 1996.



                                   Page -25-

Reflecting NECB's growth, marketing expense increased from sponsorships (e.g., New England Blizzard) and other promotions related to new business initiatives undertaken in 1997.

INCOME TAXES

         In 1997, the Company recognized income tax expense of $3,117,000, an effective tax rate of 40.2%. This compares to income tax expense of $2,299,000 in 1996, an effective rate of 29.6%. The increase in the effective tax rate is attributable to a reduction in the valuation reserve for deferred tax assets.

BALANCE SHEET ANALYSIS

         Total assets increased to $606,170,000 at December 31, 1997 compared to $516,754,000 at December 31, 1996. The $54,921,000 in loans and $63,006,000 in deposits the Company acquired in connection with the CMBK acquisition is primarily responsible for the increased asset size. Excluding the effect of the CMBK acquisition, total assets increased by $19,000,000 or 4% over 1996.

Balance Sheet Highlights (amounts in thousands)
December 31,                    1997             1996            Change
                                ----             ----            ------
Total Assets                $606,170         $516,754             17.3%
Earning Assets               550,912          474,170             16.2%
Securities                   134,761          120,910             11.2%
Loans                        408,535          336,204             21.5%
Total Deposits               522,644          457,004             14.4%
Equity                        53,823           49,220              9.4%

         NECB's securities portfolio increased $13,851,000 or 11% from $120,910,000 at December 31, 1996 to $134,761,000 at December 31, 1997. At
year-end the amortized cost of securities available-for-sale and securities held-to-maturity totaled $118,525,000 and $11,336,000, respectively. Management's strategy for investment securities is to maintain a very high quality portfolio with short and intermediate maturities. Investment securities classified as available-for-sale provide an additional source of liquidity to meet the needs of NECB and its customers. The net unrealized gain on securities available-for-sale increased to $1,923,000 at December 31, 1997 compared to $368,000 at December 31, 1996. The $1,555,000 improvement is attributable to declining interest rates and the strong performance in the stock market during 1997.

LOANS

         At December 31, 1997, NECB's loan portfolio stood at $408,535,000 compared to $336,204,000 a year earlier. Beyond the effect of the CMBK acquisition and despite the intense competition in the marketplace, NECB was able to add significantly to loans outstanding in 1997. Through loans to small businesses for the financing of facilities and other business purposes, NECB's lending officers increased loans outstanding by an additional $17,410,000 or 5% in 1997. In addition, the favorable interest rate environment coupled with a strong economy helped fuel new home construction which enabled NECB to grow its real estate construction loan portfolio by 60% in 1997 from $12,250,000 at December 31, 1996 to $19,620,000 at December 31, 1997. As the preferred small business lender in its service area together with NECB's expansion into the Bristol market and a strengthening economy, loans outstanding should continue to increase.

(amounts in thousands)
Loan Portfolio Composition                       1997              1996
                                                 ----              ----
Commercial and financial                     $102,105           $89,544
Real estate:
   Construction                                19,620            12,250
   Residential                                111,321            78,510
   Commercial                                 133,803           116,188
Consumer                                       41,686            39,712


                                   Page -26-

         A certain degree of credit risk is inherent in the Company's loan portfolio. Credit risk is managed through the Company's credit function, which is designed to insure adherence to a high level of credit standards. NECB's credit function provides a system of checks and balances for NECB's credit-related activities by establishing and monitoring all credit-related policies and practices within NECB and insuring their uniform application. These activities are designed to provide (i) for a thorough analysis of applications for credit; (ii) continuous examinations of both outstanding and delinquent loans; and, (iii) an appropriate level of loan diversification. NECB endeavors to identify potential problem loans early, to take charge-offs promptly--based upon realistic assessment of likely losses--and to maintain adequate reserves for possible loan losses. In addition to being diversified by borrower, as shown in the table below, the Company's portfolio is diversified by industry and product.

NONPERFORMING ASSETS

         Nonperforming assets ("NPAs") are assets on which income recognition in the form of principal and/or interest has either ceased or is limited, thereby reducing the Company's earnings. Maintaining a low level of NPAs is important to the ongoing success of NECB. The Company's comprehensive credit review and approval process is critical to the ability to minimize NPAs on a long-term basis. In addition to the negative impact on net interest income and credit losses, NPAs also increase operating expenses due to the costs associated with collection efforts.

         NPAs include nonaccrual loans and other real estate owned ("OREO"). Generally, loans are placed in nonaccrual status when they are past due greater than ninety days or the repayment of interest or principal is considered to be in doubt. OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are made to reduce the carrying amount of loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions, if needed, are charged to operating income. In addition to NPAs, the asset quality of the Company can be measured by the amount of the provision, charge-offs and several credit quality ratios presented in the discussion concerning Provision and Allowance for Loan Losses.

NECB's NPAs at December 31, 1993 through 1997 are presented below:

(amounts in thousands)
                                      1997          1996         1995         1994         1993
-----------------------------------------------------------------------------------------------
Nonaccrual loans                  $  9,075      $  6,441     $  5,769     $  5,154     $  5,519
Other real estate owned              2,870         2,316        2,546        3,397        4,261
                                  --------      --------     --------     --------     --------
Total nonperforming assets        $ 11,945      $  8,757     $  8,315     $  8,551     $  9,780
                                  ========      ========     ========     ========     ========

         NPAs  increased  $3,187,000 or 36% to  $11,945,000 at December 31, 1997
from $8,757,000 at December 31, 1996. At December 31, 1997 nonaccrual loans as a percentage of total loans and nonperforming assets as a percentage of total assets were 2.20% and 1.97%, respectively, compared to 1.92% and 1.69% at December 31, 1996. The increase in total NPAs in the year ended December 31, 1997 primarily resulted from the CMBK acquisition which added $4,209,000 in NPAs.

Activity in NPAs
(amounts in thousands)

                                                    1997             1996
                                                    ----             ----
Balance at beginning of year                    $  8,757         $  8,315
Additions                                          5,706            5,841
Changes incident to acquisitions                   4,209            4,945
Reductions:
     Payments                                     (1,733)          (2,981)
     Returned to performing status                  (496)          (1,193)
     Charge-offs/writedowns                       (1,653)          (4,276)
     Sales/other, net                             (2,845)          (1,894)
                                                --------         --------
Balance at end of year                          $ 11,945         $  8,757
                                                ========         ========

                                   Page -27-

         At December 31, 1997 loans past due in excess of ninety days and accruing interest amounted to $951,000 compared to $395,000 at December 31, 1996. Although these loans are not included in NPAs, Management reviews these loans when considering risk elements to determine the overall adequacy of the loan loss reserve.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         NECB's allowance for loan losses represents amounts available for future credit losses. Management continually assesses the adequacy of their allowances for loan losses in response to current and anticipated economic conditions, specific problem loans, historical net charge-offs and the overall risk profile of their loan portfolios. Management allocates specific allowances to individual problem loans based upon its analysis of the potential for loss perceived to exist related to such loans. In addition to the specific allowances for individual loans, a portion of the allowance is maintained as a general allowance. The amount of the general allowance is determined through Management's analysis of the potential for loss inherent in those loans not considered problem loans. Among the factors considered by Management in this analysis are the number and type of loans, nature and amount of collateral pledged to secure such loans and current economic conditions. The allowance for loan losses is not a precise amount but is derived from judgments based on the above factors.

         The following table summarizes the activity in the allowance for possible loan losses for the years ended December 31, 1993 through 1997. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio. It is not considered meaningful to allocate the allowance according to geographic area as NECB's market area is homogeneous and limited in size.

(Amounts in thousands)
Years Ended December 31,                                      1997          1996         1995         1994         1993
--------------------------------------------------------------------------------------------------------------------------
Loans charged-off:
     Commercial and financial                              $   619       $ 1,066      $   682      $   452      $   887
     Real estate                                               673         2,610        1,046        1,488        1,664
     Installment loans to individuals                           69           244          118           92          458
                                                           -------       -------      -------      -------      -------
        Total charge-offs                                    1,361         3,920        1,846        2,032        3,009
                                                           -------       -------      -------      -------      -------
Recoveries on loans charged-off:
     Commercial and financial                                  348           188          364          101           48
     Real estate                                               225           258           28          182           22
     Installment loans to individuals                           29            40           31           37           10
                                                           -------       -------      -------      -------      -------
       Total recoveries                                        602           486          423          320           80
                                                           -------       -------      -------      -------      -------
Net loans charged-off                                          759         3,434        1,423        1,712        2,929
                                                           -------       -------      -------      -------      -------
Provision charged to operations                              1,248         2,209        1,200        1,436        2,614
Changes incident to acquisitions                             2,108         2,010        1,961
Balance, at beginning of year                                6,660         5,875        4,137        4,413        4,728
                                                           -------       -------      -------      -------      -------
Balance, at end of year                                    $ 9,257       $ 6,660      $ 5,875      $ 4,137      $ 4,413
                                                           =======       =======      =======      =======      =======
Ratio of net charge-offs during the period to
   average loans outstanding during the period               0.21%         1.15%        0.76%        0.99%        1.56%
Ratio of allowance for loan losses to total loans            2.27%         1.98%        2.23%        2.30%        2.57%
Ratio of allowance for loan losses to
   nonaccrual loans                                        102.01%       103.38%      101.84%       80.27%       79.96%

         NECB's allowance for loan losses increased $2,597,000 from December 31, 1996 to $9,257,000 at December 31, 1997. Aided by a sharp decrease in net charge-offs, the provision for loan losses in 1997 was $1,248,000 compared to $2,209,000 for 1996. Reflecting the decrease in charge-offs, the ratio of net charge-offs to average loans decreased to 0.21% in 1997 compared to 1.15% in 1996. While the allowance for loan losses increased to 2.27% of total loans at December 31, 1997 from 1.98% at December 31, 1996, management expects this ratio to decrease to approximately 2% in 1998. Those NPAs which were identified in NECB's due diligence of CMBK and for which a specific reserve was established are expected to be resolved in 1998. Management increased the allowance for loan losses by $800,000 as part of the evaluation of CMBK consistent with accounting for the transaction as a purchase.




                                   Page -28-

         The following table reflects the Allowance for Loan Losses as of December 31, 1997 with allocations categorized by loan type:

(Amounts in thousands)                    Allocation of       Percentage of
                                          Allowance for        loan type to
Loans by type                               Loan Losses         total loans
------------------------------------------------------------------------------
Commercial & Financial                           $2,122               25.0%
Real estate:
     Construction                                   510                4.8
     Residential                                  1,803               27.2
Commercial                                        4,727               32.8
Consumer                                             95               10.2
                                                 ------              -----
     Total                                       $9,257              100.0%
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

         At December 31, 1997, NECB considered loans outstanding of $15,968,000 to be potential problems compared to $17,794,000 at December 31, 1996. Included in these totals were loans totaling $6,894,000 and $8,719,000, respectively, which were not classified as nonperforming because such loans are performing according to their terms.

DEPOSITS

         Total deposits increased $65,640,000 or 14% from $457,004,000 at December 31, 1996 to $522,644,000 at December 31, 1997. This increase is largely attributable to the acquisition of CMBK which provided $63,006,000 in deposits. As discussed earlier, by utilizing FHLB as an alternative source of funding interest earning assets, NECB decreased its reliance upon retail deposits--particularly CD's--as a funding source. This taken together with a declining interest rate environment served to reduce rates paid on CD's by more than 25-basis points in 1997 compared to 1996. The implementation of this strategy had a significant effect upon renewing CD's acquired in acquisitions. For example, the interest rate structure of MSB was at or near the top end of the rates offered throughout its market. This often attracted funds from depositors who only sought the highest rates then being offered. While time deposits remain an important source of funds, much of this money did not stay with the Company. As a result, absent the effect of the acquisition, time deposits would have decreased by approximately $9,000,000 from 1996. Through its commercial focus, NECB continues to target small businesses as a source of growth. This focus helped shift the mix of deposits from the higher priced time deposits to noninterest-bearing demand deposits and NOW accounts. The percentage of noninterest-bearing demand deposits to total deposits increased to 21.9% from 19.6% at December 31, 1997 and 1996, respectively.

INTEREST-RATE RISK

         The   asset/liability   management  process  at  NECB  provides  for  a
structured process for ensuring that the risk to earnings from changes in interest rates is prudently managed. The goal of the asset/liability management process is to manage the balance sheet to provide maximum level of earnings while maintaining a high quality balance sheet and acceptable levels of interest-rate and liquidity risk. Sensitivity of earnings to interest rate changes occur when yields on assets change differently from the interest costs on liabilities. To mitigate this interest-rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities are highly correlated and produce an adequate level of earnings--even in periods of volatile interest rates.

         Key to NECB's management of interest-rate risk are the following measurement techniques: (i) interest rate sensitivity "gap" analysis; (ii) "rate shock" to measure earnings volatility due to immediate increase or decrease in market



                                   Page -29-
rates of up to 200-basis points; and (iii) simulations of net interest income under alternative balance sheet and interest rate scenarios. To further improve the Company's ability to manage interest-rate risk, NECB uses computer modeling software for its measuring and monitoring process. Using computer modeling, NECB is able to measure the sensitivity of earnings to interest rate changes. NECB's Subsidiaries measure the impact assuming the continuation of current balance sheet trends along with a rate shock. NECB also uses the model to measure its earnings sensitivity relative to management's most likely interest rate scenario. In conjunction with the installation of the modeling software, the Company refined its internal parameters for monitoring gap analysis and the 200-basis point rate shock as well as the assumptions as to the effect of volume changes, prepayment rates and repricing characteristics for both contractual and noncontractual assets and liabilities. These guidelines serve as benchmarks for, determining actions to balance the current position against the Subsidiaries strategic goals. The results of the simulations are reported to the respective subsidiary asset/liability committee ("ALCO").

         Gap analysis provides a point-in-time "snapshot" of the maturity and repricing characteristics of the Company's balance sheet. The report, which follows, is prepared by allocating all assets and liabilities into time horizons based upon either their contractual or anticipated maturity or repricing. For floating rate instruments, the entire balance is placed at the next date on which their rates could be reset and for fixed rate instruments the balances are placed in time horizon according to their principal repayment schedule. In addition to prepayment assumptions for mortgage-related instruments, management also applies assumptions to noncontractual deposits-- such as demand deposits and savings accounts. The interest sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given time period. Under this scenario, as interest rates fall, increased net interest revenue will be generated. Conversely, an asset sensitive position results when more assets than liabilities reprice with a given period. In such an instance, net interest revenue would benefit from an increasing interest rate environment. The impact of creating a liability or asset sensitive position depends on the magnitude of the actual change in interest rates relative to the behavior of borrowers and depositors. NECB's policy specifies that the cumulative one-year gap should be less than 10% of total assets. As is shown in the table below, as of December 31, 1997, the Company was 4.00% liability sensitive at the cumulative one year gap, well within NECB's policy limits.

INTEREST-RATE GAP ANALYSIS
DECEMBER 31, 1997                                                CUMULATIVELY REPRICED WITHIN
                                                  ------------------------------------------------------
(Amounts in thousands, by repricing date)         3 Months        4 to 12         1 to 5         After 5
                                                   or Less         Months          Years           Years          Total
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                         $             $               $               $ 39,851       $ 39,851
Securities                                           2,076          9,374         60,188          63,123        134,761
Loans                                               94,367        112,245        129,808          72,115        408,535
Loans held-for sale                                  2,966                                                        2,966
Other assets                                                                                      20,057         20,057
                                                  --------      ---------       --------        --------       --------
  Total assets                                      99,409        121,619        189,996         195,146        606,170
                                                  --------      ---------       --------        --------       --------
Deposits:
  Demand                                            11,451         22,902         34,353          45,804        114,510
  Savings                                           31,291         23,782          9,631         121,889        186,593
  Time                                              65,416         74,388         81,737                        221,541
                                                  --------      ---------       --------        --------       --------
    Total deposits                                 108,158        121,072        125,721         167,693        522,644
Borrowings                                          14,036          2,000          8,666             946         25,648
Other liabilities                                                                                  4,055          4,055
Equity                                                                                            53,823         53,823
                                                  --------      ---------       --------        --------       --------
Total liabilities and shareholders' equity        $122,194      $123,072        $134,387        $226,517       $606,170
                                                  --------      --------        --------        --------       --------
Periodic                                          $(22,785)     $  (1,453)      $ 55,609        $(31,371)
Cumulative gap                                    $(22,785)     $ (24,238)      $ 31,371        $      0
Cumulative gap as % of total assets                  (3.76)%        (4.00)%         5.18%              0%

         Through both the modeling process and the complementary gap analysis, Management believes that the exposure of the Company's income to either a rate shock or gradual change in interest rates is modest.




                                   Page -30-

LIQUIDITY RISK

         Management's objective for liquidity risk is to ensure the ability of the Company and its Subsidiaries to meet their cash flow obligations and to capitalize on business opportunities on a timely and cost effective basis. These cash flow obligations include the withdrawal of deposits on demand or at maturity, the repayment of borrowings as they mature and the ability to fund existing and new loan commitments. Accordingly, NECB's Subsidiaries have liquidity policies which provide flexibility to meet cash needs. The liquidity objective is achieved through the maintenance of readily marketable investment securities as well as a balanced flow of asset maturities, prudent pricing on loan and deposit products and the sale of mortgage loans in the secondary market. Liquidity at NECB is measured and monitored daily, enabling Management to identify and respond to trends occurring in the Company's balance sheet.

         All of NECB's subsidiary banks are members of the Federal Home Loan Bank of Boston (FHLBB) making them eligible for both short term lines of credit and long term borrowing facilities. The FHLBB provides its member banks with credit by accepting as collateral the member bank's mortgage assets. The aggregate credit available to the subsidiaries consists of $9,258,000 short-term and $139,000,000 in long term. At December 31, 1997, usage of these facilities amounted to $11,612,000 providing $136,646,000 available for future use. NECB has alternative sources of liquidity available including federal funds purchased and repurchase agreements. Purchases of federal funds and borrowing on repurchase agreements may be utilized to meet short-term borrowing needs. NECB believes that its policies will enable it to maintain adequate liquidity and to prudently commit funds to loans or investments, depending upon underlying risk, demand and rate of return.

         As shown in the Consolidated Statements of Cash Flows, NECB's cash and cash equivalents at December 31, 1997 was virtually unchanged from December 31, 1996 totaling $39,851,000 and $39,854,000, respectively. This compares to a decrease of $2,481,000 in 1995, compared to December 31, 1994. The increase in 1996 was largely due to the acquisition of MSB coupled with a decrease throughout the year in interest-bearing account balances.

CAPITAL

         One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, the investing public, regulators and its shareholders. A strong capital position helps NECB withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. One such opportunity was the acquisition of CMBK, which was an all cash transaction, and enabled NECB to leverage its balance sheet to improve its earnings capacity. At December 31, 1997, total shareholders' equity was $53,823,000, an increase of $4,603,000 compared to $49,220,000 at December 31,
1996. The bulk of the increase came from the retention of earnings which, net of dividends paid, amounted to $3,010,000. Also increasing capital in 1997 was the proceeds from the issuance of shares in conjunction with employee benefit plans and the $927,000 increase in the net unrealized holding gain on securities available-for-sale. During 1996, shareholders' equity increased $12,072,000 to $49,220,000 from $37,148,000 at December 31, 1995. The increase resulted primarily from the MSB acquisition and retained earnings.

         As noted above, the Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

         As of December 31, 1997, the Company exceeded all regulatory capital ratios and the Subsidiaries were categorized as "well capitalized." The leverage ratio is computed using the quarterly average assets and, based upon the December 31, 1997 acquisition date of CMBK, their assets are not included in the leverage ratio. Had CMBK been part of NECB for the entire fourth quarter of 1997, the leverage ratio would have been approximately 8.1%. The various capital ratios of the Company for December 31, 1997 and 1996 were:

                                                            1997         1996
                                                            ----         ----
Total risk-based capital (10% to be well capitalized).....  12.8%        14.1%
Tier 1 risk-based capital (6% to be well capitalized).....  11.5%        12.9%
Leverage ratio (5% to be well capitalized)................   9.2%         8.8%
Total equity to assets....................................   8.9%         9.5%
Tangible equity to assets.................................   8.0%         8.7%



                                   Page -31-

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (e.g., revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. NECB does not expect that upon adoption, this statement will have a material effect on its consolidated financial statements.

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

THE YEAR 2000 PROBLEM

         NECB, like all institutions that utilize computer technology, is facing challenges associated with the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000 Problem"). The Year 2000 Problem is the result of computer programs using two digits rather than four in date fields that define the year. Any computer programs used by NECB that have time-sensitive software may recognize a date field using "00" as the year 1900 rather than the year 2000. If not modified or replaced, these programs could cause system failures or miscalculations, which could adversely affect NECB's ability to process customer transactions or provide customer service.

         NECB has conducted a comprehensive review of its computer systems to identify all systems that could be affected by the Year 2000 Problem and developed a comprehensive project management process to modify or replace all affected systems and test them for Year 2000 compliance. NECB relies upon third-party providers for its computer software. NECB is monitoring the activities of its providers to ensure that appropriate development and implementation plans to address the Year 2000 Problem are in place. NECB has taken steps to identify alternative vendors in the event that one or more of these providers fail to become Year 2000 compliant. While NECB expects its Year 2000 plan to be completed on a timely basis (to allow for adequate testing in late 1998 and 1999), there can be no assurance that the systems of other companies on which NECB's systems may rely also will be completed in a timely fashion. In addition, NECB exchanges data with a number of other entities, such as credit bureaus and governmental entities. The failure of these entities to adequately to address the Year 2000 Problem could adversely affect NECB's ability to conduct its business.

         Costs associated with modifying existing system applications have been and will continue to be expensed as incurred. NECB does not expect incremental costs associated with any modifications for Year 2000 compliance to be material.

1995 COMPARISON

         NECB reported net income for 1995 of $3,690,000, or $1.19 per share--basic. The ROA and ROE for 1995 were 1.26% and 14.64%, respectively. These performance ratios reflect the pooling of FBWH which, in 1995, had a tax benefit from the utilization of its loss carryforward.

                                   Page -32-

         Net interest income on an FTE basis in 1995 amounted to $14,516,000. The net interest margin in 1995 was a strong 5.39%. The yield on interest-earning assets in 1995 was 8.26% while the cost of interest-bearing liabilities was 3.59%. The subsequent increase in the cost of interest-bearing liabilities in 1996 (to 3.74%) is largely attributable to the MSB acquisition.

         The provision for loan losses amounted to $1,200,000. Net charge-offs amounted to $1,423,000 in 1995, down from $1,712,000 a year earlier, while NPAs totaled $8,315,000.

         Noninterest income totaled $2,343,000. Noninterest income was positively impacted by increases in service charges and gains from the sale of loans originated for sale. During 1995, NECB originated more than $23,000,000 in these loans. In 1995, noninterest expenses amounted to $11,872,000.

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The main components of market risk for NECB are interest rate risk, liquidity risk, equity price risk and credit risk. The discussion of interest rate risk, liquidity risk and credit risk appear in Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K on pages 29, 31 and 27, respectively. Such information is incorporated herein by reference.

         With regard to equity price risk, the fair value of NECB's common stock portfolio is expected to fluctuate in a manner similar to price movements in the S&P 500 index (a broad market index). For example, a 10% decline in the S&P 500 would be expected to reduce the fair value of NECB's year-end 1997 portfolio by approximately 10%, or $2.02 million. Based on the portfolio's net unrealized gain of $1.12 million at December 31, 1997, a 10% decline in fair value of would reduce the net unrealized gain to an unrealized loss of approximately $0.90 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements required by this item are filed as a separate part of this report (see Appendix A)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                   Page -33-

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         NECB's Proxy Statement under the caption "The NECB Board of Directors" contains the information required by this Item with respect to directors and certain executive officers of NECB. Such information is incorporated herein by reference. Certain additional information regarding executive officers of NECB, who are not also directors, appears under Item 1 of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

         NECB's Proxy Statement under the caption "Compensation of Executive Officers" contains the information required by this Item. Such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         NECB's Proxy Statement contains under the caption "NECB Stock Owned by Directors and Executive Officers" the information required by this Item. Such information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a) (1) (2)       List of Financial Statements and Schedules.

         The consolidated financial statements and report of independent public accounts of New England Community Bancorp, Inc. and subsidiaries are listed in the index appearing on page 34 of this report on Form 10-K.

(a) (3)  List of Exhibits

Exhibit No.       Description

      (3)(i) Amended and Restated Certificate of Incorporation of New England Community Bancorp, Inc. was filed on June 20, 1995 as
                  Exhibit 3.1 to New England Community Bancorp, Inc.'s Registration Statement on Form S-4 (No.33-93640) and is incorporated herein by reference.

                                   Page -34-

      (3)(ii)     Bylaws of New England Community Bancorp, Inc.

      (10)(a) The Employment Agreement between New England Bank and Trust Company and David A. Lentini dated August 9, 1994 was filed as
                  Exhibit 10.3 to Olde Windsor Bancorp, Inc.'s, now known as New England Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

      (10)(b) The Employment Agreement by and between New England Bank and Trust Company and David A. Lentini dated August 31, 1993 was filed as Exhibit 10.4 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration Statement on Form S-1 (No. 33-83622) and is incorporated herein by reference.

      (10)(c) The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 31, 1993 was filed as Exhibit 10.5 to Olde Windsor Bancorp, Inc.'s, now known as New England Community Bancorp, Inc.'s, Registration
                  Statement on Form S-1 (No. 33-83622) and are incorporated herein by reference.

      (10)(d) The Employment Agreement by and between New England Bank and Trust Company and Donat A. Fournier dated August 9, 1994 was filed on October 20, 1994 as Exhibit 10.6 to New England Community Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment 1, and is incorporated herein by reference.

      (10)(e) The Employment Agreement by and between New England Bank and Trust Company and Anson C. Hall dated August 9, 1994 was filed on October 20, 1994 as Exhibit 10.7 to New England Community
                  Bancorp, Inc.'s Registration Statement on Form S-1 (No. 33-83622), Amendment Number 1, and is incorporated herein by reference.

      (10)(f) The Employment Agreement by and between New England Community Bancorp, Inc. and Frank A. Falvo dated December 6, 1996 was filed on March 31, 1997 as Exhibit 10(f) to New England Community Bancorp, Inc.'s Annual Report filed on Form 10-K.

      (10)(g) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and David A. Lentini dated October 16, 1997.

      (10)(h) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Donat A. Fournier dated October 16, 1997.

      (10)(i) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Anson C. Hall dated October 16, 1997.

      (10)(j) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Frank A. Falvo dated October 16, 1997.



                                   Page -35-

             (21)         List of Subsidiaries.

                          Financial Data Schedule.--Fiscal Year End 1997


             (27.1)       Financial Data Schedule.

             (27.2) Financial Data Schedule.--Fiscal Year Ends 1995, 1996 and Ohs, 1, 2, 3 of 1996

             (27.3)       Financial Data Schedule.--Qtrs. 1, 2, 3 of 1997

                                   Page -36-

(b)      Reports on Form 8-K:

         Form 8-K/A filed on October 21, 1997. This 8-K amended an earlier filing (made on August 15, 1997) and provided Item 7 (a) Financial Statements of Businesses Acquired; and 7 (b) Pro Forma Financial Statements disclosure.

         Form 8-K filed on December 19, 1997. Under Item 5, Other Matters, it was reported that at a meeting held on December 18, 1997, the Board of Directors of NECB voted to declare a 10% stock dividend payable January 16, 1998 to shareholders of record December 31, 1997.



                                   Page -37-

                                   APPENDIX A
Index to Financial Statements:

Report of Independent Certified Public Accountants for the Years Ended
     December 31, 1997, 1996 and 1995........................................F-1

Consolidated Balance Sheets at December 31, 1997 and 1996....................F-2

Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995........................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995............................F-4

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996 and 1995..................................F-5

Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1997, 1996 and 1995.........................F-6-26



                                   Page -38-

Shatswell, MacLeod & Company, P.C. [Letterhead]
83 Pine Street
West Peabody, Massachusetts  01960

To the Board of Directors
New England Community Bancorp, Inc.
Windsor, Connecticut

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for year ended December 31, 1997, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for New England Community Bancorp, Inc. for the years ended December 31, 1996 and 1995, prior to their restatement for the 1997 pooling of interests as described in Notes 1 and 2 to the consolidated financial statements. The contribution of New England Community Bancorp, Inc. to total assets, net interest income and net income represented 84%, 82% and 78% for 1996 of the respective restated totals. The contribution of New England Community Bancorp, Inc. to net interest income and net income represented 73% and 54% for 1995 of the respective restated totals. Separate financial statements of the other entity included in the 1996 and 1995 restated consolidated statements were audited and reported on separately by other auditors. We have also audited, as to combination only, the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 after restatement for the 1997 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Notes 1 and 2 to the consolidated financial statements.

s/s Shatswell, MacLeod & Company, P.C.
--------------------------------------
SHATSWELL, MACLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 29, 1998, except for Note 2,
  as to which the date is February 10, 1998

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands; except per share data)
December 31,                                                                                     1997              1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
     Cash and due from banks                                                                $  35,201          $ 24,729
     Federal funds sold                                                                         4,650            15,125
                                                                                            ---------          --------
        Cash and cash equivalents                                                              39,851            39,854
     Securities held-to-maturity, fair values of $11,478 and $13,386 at
        December 31, 1997 and 1996, respectively                                               11,336            13,333
     Securities available-for-sale, at fair value                                             120,448           105,137
     Federal Home Loan Bank stock, at cost                                                      2,977             2,440
     Loans outstanding                                                                        408,535           336,204
        Less: allowance for possible loan losses                                               (9,257)           (6,660)
                                                                                            ---------          --------
           Net loans                                                                          399,278           329,544
     Loans held-for-sale                                                                        2,966             1,931
     Accrued interest receivable                                                                4,395             3,913
     Premises and equipment                                                                    11,064             9,956
     Other real estate owned                                                                    2,870             2,316
     Goodwill                                                                                   5,238             4,464
     Other assets                                                                               5,747             3,866
                                                                                            ---------          --------
Total Assets                                                                                $ 606,170          $516,754
                                                                                            =========          ========

LIABILITIES:
     Deposits:
        Noninterest bearing                                                                 $ 114,510          $ 89,767
        Interest bearing                                                                      408,134           367,237
                                                                                            ---------          --------
           Total deposits                                                                     522,644           457,004
     Short-term borrowings                                                                     14,036             2,278
     Long-term debt                                                                            11,612             3,951
     Other liabilities                                                                          4,055             4,301
                                                                                            ---------          --------
Total Liabilities                                                                             552,347           467,534
                                                                                            ---------          --------

SHAREHOLDERS' EQUITY:
     Serial preferred stock, $.10 par value, 200,000 shares authorized;
        no shares issued
     Common stock, $.10 par value, authorized 10,000,000 shares:
        December 31, 1997, 5,160,626 outstanding;
        December 31, 1996, 4,622,400 outstanding                                                  516               462
     Additional paid-in capital                                                                51,064            38,546
     Retained earnings                                                                          1,107            10,003
     Net unrealized gain on securities available-for-sale                                       1,136               209
                                                                                            ---------          --------
Total Shareholders' Equity                                                                     53,823            49,220
                                                                                            ---------          --------
Total Liabilities & Shareholders' Equity                                                    $ 606,170          $516,754
                                                                                            =========          ========
                The accompanying notes are an integral part of these consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands; except per share data)
Years Ended December 31,                                                        1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees                                                   $30,909          $27,715           $17,360
     Securities:
        Taxable interest                                                       7,317            6,360             3,797
        Interest exempt from federal income taxes                                141              120                49
        Dividends                                                                214              350               188
     Federal funds sold and other interest                                       400              506               713
                                                                             -------          -------           -------
        Total interest income                                                 38,981           35,051            22,107
                                                                             -------          -------           -------

INTEREST EXPENSE:
     Deposits                                                                 12,599           12,245             7,663
     Borrowed funds                                                              930              262                49
                                                                             -------          -------           -------
        Total interest expense                                                13,529           12,507             7,712
                                                                             -------          -------           -------
Net interest income                                                           25,452           22,544            14,395
Provision for possible loan losses                                             1,248            2,209             1,200
                                                                             -------          -------           -------
Net interest income after provision for possible loan losses                  24,204           20,335            13,195
                                                                             -------          -------           -------

NONINTEREST INCOME:
     Service charges, fees and commissions                                     2,551            1,959             1,611
     Securities gains, net                                                       315                7                26
     Gain on sales of loans, net                                                 860            1,076               498
     Other                                                                       353              374               208
                                                                             -------          -------           -------
        Total noninterest income                                               4,079            3,416             2,343
                                                                             -------          -------           -------

NONINTEREST EXPENSE:
     Salaries and employee benefits                                            9,648            8,320             5,543
     Occupancy                                                                 2,069            1,836             1,226
     Furniture and equipment                                                   1,404            1,151               861
     Outside services                                                          1,035            1,152               870
     Postage and supplies                                                        728              759               501
     Insurance and assessments                                                   187              180               630
     Losses, writedowns, expenses - other real estate owned                      387              397               505
     Amortization of goodwill                                                    314              155
     Acquisition expenses                                                      2,197
     Other                                                                     2,562            2,014             1,736
                                                                             -------          -------           -------
        Total noninterest expense                                             20,531           15,964            11,872
                                                                             -------          -------           -------
Income before taxes                                                            7,752            7,787             3,666
Income tax expense (benefit)                                                   3,117            2,299               (24)
                                                                             -------          -------           -------
Net Income                                                                   $ 4,635          $ 5,488           $ 3,690
                                                                             =======          =======           =======

Net Income per share--Basic                                                  $  0.91          $  1.19           $  1.19
Net Income per share--Diluted                                                $  0.90          $  1.19           $  1.18

         The accompanying notes are an integral part of these consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(amounts in thousands)
                                                                                            Net Unrealized
                                                                                               Gain (Loss)
                                                                      Additional             on Securities
                                                   Common Stock          Paid-in     Retained   Available-        Total
                                               Shares        Value       Capital     Earnings     for-Sale       Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                      2,581     $    258     $  20,394    $   2,519    $  (1,345)   $  21,826
   Net income                                                                           3,690                     3,690
   Dividends declared--$0.186 per share                                                  (481)                     (481)
   Cash dividends declared by pooled
      company prior to acquisition                                                        (37)                      (37)
   Common stock issued in connection with:
      Acquisition of The Equity Bank            1,004          100         9,407                                  9,507
      Common stock offering                       256           26         1,075                                  1,101
      Common stock warrants                         2                          8                                      8
   Net change in unrealized loss on
      securities available-for-sale                                                                  1,534        1,534
                                            ---------     --------     ---------    ---------    ---------    ---------
Balance, December 31, 1995                      3,843          384        30,884        5,691          189       37,148
   Net income                                                                           5,488                     5,488
   Dividends declared--$0.255 per share                                                  (952)                     (952)
   Cash dividends declared by pooled
      company prior to acquisition                                                       (224)                     (224)
   Common stock issued in connection with:
      Acquisition of Manchester State Bank        549           56         6,254                                  6,310
      Employee benefit plans                       37            3           184                                    187
      Common stock warrants                       193           19         1,224                                  1,243
   Net change in unrealized gain on
      securities available-for-sale                                                                     20           20
                                            ---------     --------     ---------    ---------    ---------    ---------
Balance, December 31, 1996                      4,622          462        38,546       10,003          209       49,220
   Net income                                                                           4,635                     4,635
   Dividends declared--$0.326 per share                                                (1,471)                   (1,471)
   Cash dividends declared by pooled
      company prior to acquisition                                                       (154)                     (154)
   Common stock retired in connection
      with acquisition of First Bank of
      West Hartford                               (21)          (2)         (110)                                  (112)
   Common stock issued in connection with
      employee benefit plans                       91            9           797                                    806
   Ten percent stock dividend                     469           47        11,831      (11,906)                      (28)
   Net change in unrealized gain on
      securities available-for-sale                                                                    927          927
                                            ---------     --------     ---------    ---------    ---------    ---------
Balance, December 31, 1997                      5,161     $    516     $  51,064    $   1,107    $   1,136    $  53,823
                                            =========     ========     =========    =========    =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Years Ended December 31,                                                      1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                               $  4,635         $  5,488          $  3,690
   Adjustment for noncash charges (credits):
     Provision for depreciation and amortization                               1,003              959               721
     Losses from sale or disposal and provisions to reduce
        the carrying value of other real estate owned, net                       187              372              420
     Securities gains, net                                                      (315)              (7)              (26)
     Gain on sales of premises and equipment                                    (333)             (12)
     Accretion of discounts and amortization of premiums
        on bonds, net                                                              3              100               104
     Accretion, net of amortization, of purchase accounting adjustments         (213)            (191)
     Amortization of goodwill                                                    314              155
     Provision for possible loan losses                                        1,248            2,209             1,200
     (Increase) decrease in accrued interest receivable and
       other assets, net                                                        (491)              90              (297)
     Increase in loans held-for-sale                                          (1,035)             (72)           (1,677)
     Increase (decrease) in accrued interest payable and
       other liabilities, net                                                 (1,034)            (793)              725
                                                                            --------         --------           -------
        Net cash provided by operating activities                              3,969            8,298             4,860
                                                                            --------         --------           -------

FINANCING ACTIVITIES:
   Net increase (decrease) in noninterest-bearing accounts                    12,369            2,473            (3,659)
   Net increase (decrease) in interest-bearing accounts                      (15,449)          (6,914)            7,029
   Net increase (decrease) in short-term borrowings                           11,758            1,661              (633)
   Net increase in long-term debt                                              6,921            3,951
   Issuance of common stock                                                      232            1,431             1,108
   Cash and cash equivalents acquired in the acquisitions, net                 7,888           14,236             7,790
   Cash dividends paid                                                        (1,464)          (1,042)             (453)
                                                                            --------         --------          --------
         Net cash provided by financing activities                            22,255           15,796            11,182
                                                                            --------         --------          --------

INVESTING ACTIVITIES:
   Loans originated, net of principal collections                            (19,407)          (8,941)           (2,124)
   Loans purchased from other lenders                                                            (828)           (4,871)
   Net (increase) decrease in interest-bearing time deposits                                    3,000            (2,802)
   Purchase of Federal Home Loan Bank stock                                     (175)            (687)
   Proceeds from sales of loans                                                   38              456
   Purchases of securities available-for-sale                                (52,296)         (63,886)          (57,126)
   Proceeds from sales of securities available-for-sale                       23,662           19,905            27,325
   Proceeds from maturities of securities available-for-sale                  18,556           34,152            19,324
   Purchases of securities held-to-maturity                                      (25)          (4,667)           (8,765)
   Proceeds from maturities and repayments of securities held-to-maturity      2,020            5,312            10,056
   Proceeds from sales of other real estate owned                              1,796            2,581             1,978
   Purchases of premises and equipment                                          (821)          (1,368)           (1,518)
   Proceeds from sales of premises and equipment                                 486               12
   Capitalization of expenditures on other real estate owned                     (61)             (45)
                                                                            --------         --------          --------
         Net cash used for investing activities                              (26,227)         (15,004)          (18,523)
                                                                            --------         --------          --------

Increase (decrease) in cash and cash equivalents                                  (3)           9,090            (2,481)
Cash and cash equivalents, beginning of year                                  39,854           30,764            33,245
                                                                            --------         --------          --------
Cash and cash equivalents, end of year                                      $ 39,851         $ 39,854          $ 30,764
                                                                            ========         ========          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     New England Community Bancorp, Inc. (the "Company"), a Delaware Corporation, is a multi-bank holding company. Each of its wholly-owned subsidiary banks are chartered by the State of Connecticut. New England Bank & Trust Company ("NEBT") is headquartered in Windsor, Connecticut, and provides commercial and consumer banking services from its eleven offices located in the towns of Canton, East Windsor, Ellington, Enfield, Manchester (2), Somers, Suffield, West Hartford and Windsor (2), Connecticut. The Equity Bank ("EQBK") provides commercial and consumer banking services from its office in Wethersfield, Connecticut. Community Bank ("CMBK"), which was acquired in December 1997, provides similar services from its two offices located in Bristol and Plymouth, Connecticut.

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

ACQUISITIONS

     On August 7, 1997, First Bank of West Hartford ("FBWH") was acquired by NECB and merged with and into NEBT. The transaction was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods presented have been restated to present the combined financial information as though the Company and FBWH had operated as a combined entity for all periods presented.

     On December 31, 1997, Community Savings Bank was acquired by NECB and renamed Community Bank. The acquisition was accounted for using the purchase method of accounting. As such, the comparative statements do not include prior operating results of the acquired entity.

     A summary of financial information relating to the above transactions is presented in Note 2.

SECURITIES

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

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) which was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." The Statements are effective for fiscal years beginning after December 15, 1994. The Company adopted SFAS No. 114 and SFAS No. 118 on January 1, 1995. These Statements apply to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, or loans otherwise carried at fair value or the lower of cost or fair value. Both Statements specifically exclude leases and other debt securities from its valuation standards. These Statements require that loans which are impaired (due to the inability to collect all contractual amounts due) be measured and valued based upon (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or
(iii) the fair value of the collateral if the loan is collateral dependent. Because of the methods required by SFAS No. 114 and SFAS No. 118 and those previously used by the Company to evaluate impaired loans, the adoption of the Statements did not have a material impact on the Company's financial statements. Interest income on impaired loans is generally recognized in accordance with the Company's existing income recognition policy. Management believes that the valuation allowance for impaired loans is adequate.

LOANS HELD-FOR-SALE

     Loans held-for-sale are carried at the lower of aggregate cost or fair value.

     Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". On January 1, 1997, the Company adopted SFAS No. 125 which supersedes SFAS No. 122. Under SFAS No. 125, the distinction between "normal" and "excess" servicing is eliminated. SFAS No. 125 distinguishes only between the benefits of servicing, the amounts that will be received only if the servicing work is performed to the satisfaction of the loans' owner and other amounts retained after the sale of the loans. Such other amounts are accounted for like interest-only strips and are subsequently measured like investments in debt securities classified as available-for-sale or trading. These Statements require that a mortgage banking enterprise recognize, as a separate asset, rights to service loans for others--either through the acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans--based on their relative market value. To determine the fair value of the servicing rights created, the Company uses (when available) market prices under comparable servicing sale contracts, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

     The cost of servicing rights is amortized on a straight-line basis which has substantially the same effect as amortizing the rights in proportion to and over the period of the estimated net servicing revenues. Impairment of servicing rights is assessed based upon the fair value of those rights. Fair values are estimated using discounted cash flows based upon a current market interest rate. For the purposes of measuring impairment, the rights are stratified based primarily upon the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized servicing rights for a stratum exceed their fair value.

OTHER REAL ESTATE OWNED

     Other real estate owned consists of properties acquired through, or in lieu of, mortgage loan foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are the measure by which properties are reduced to fair market value less estimated selling costs upon reclassification as other real estate owned. Subsequent reductions in carrying value, as well as operating expenses, are included in losses, writedowns, expenses--other real estate owned.

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

EARNINGS PER SHARE

     In the year ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share" ("EPS"). The Statement simplifies the standards for computing earnings per share. It replaces the presentation of "Primary EPS" with "Basic EPS" which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts of issue common stock (e.g., stock options granted to employees) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. While SFAS No. 128 does require restatement of all prior-period EPS, the adoption of the Statement had no material effect on the Company's financial statements. EPS for 1996 and 1995 was restated to reflect the December 1997 ten percent stock dividend.

CASH FLOWS

     For the purpose of the statements of cash flows, the Company has defined cash equivalents as those amounts included in cash and due from banks and federal funds sold.

STOCK-BASED COMPENSATION

     Prior to 1996, the Company recognized stock-based compensation expense in the basic financial statements using the "intrinsic value" approach as set forth in Accounting Principles Board ("APB") Opinion No. 25. As of January 1, 1996, the Company had the option, under SFAS No 123 of changing its accounting method for stock-based compensation from the APB No. 25 method to the "fair value" method introduced in SFAS No. 123. The Company elected to continue using the APB No. 25 method. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting in SFAS No. 123 had been applied. The Company has made the pro forma disclosures required by SFAS No. 123.

NOTE 2--ACQUISITIONS

     As previously disclosed, the acquisition of FBWH was completed on August 7, 1997. Under the terms of the acquisition, approximately 995,000 shares of NECB common stock were exchanged for all of the outstanding common shares of FBWH at an exchange ratio of 0.62 shares of NECB for each share of FBWH. The financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the acquisition had been in effect for all periods presented.

     On December 31, 1997, NECB acquired CMBK. Under the terms of the acquisition, NECB paid $5.30 in cash for each of the outstanding common shares of CMBK. As previously disclosed, the acquisition was accounted for as a purchase. In purchase accounting, consolidated income includes income of the acquired entity from the date of acquisition. Since the date of acquisition was December 31, 1997, the results of operations for CMBK are not included in the consolidated financial statements. Goodwill reflected by purchase accounting amounted to $1,089,000 and is being amortized over fourteen (14) years.

     The following summary, prepared on an unaudited pro forma basis, approximates the consolidated results of operations as if CMBK had been acquired as of the beginning of 1997 and 1996, respectively, and includes purchase accounting adjustments.

(amounts in thousands)
                                                         1997            1996
                                                         ----            ----
Net interest income after provision for loan losses   $ 26,223         $  22,522
Noninterest income                                       4,316             3,633
                                                      --------         ---------
    Total                                               30,539            26,155
Noninterest expense                                     22,861            18,318
                                                      --------         ---------
Income before income taxes                               7,678             7,837
Income taxes                                             3,117             2,250
                                                      --------         ---------
Pro forma net income                                  $  4,561         $   5,587
                                                      ========         =========

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     On November 30, 1995, the Company acquired EQBK by issuing 1,003,617 shares of the Company's common stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of

EQBK. The dissenting shareholders and the Company settled in full in 1997. On July 11, 1996, NECB acquired Manchester State Bank ("MSB") by issuing 549,300 shares of the Company's common stock and paying $3,525,000 in cash for all of the outstanding common shares of MSB. Both of these acquisitions were accounted for as purchases, and thus the results of operations for both entities are only included in the consolidated financial statements since the date of the respective transactions. Goodwill reflected by purchase accounting amounted to $840,000 and $3,752,000 for the EQBK and MSB acquisitions, respectively, and in both cases is being amortized over fourteen (14) years.

     On February 10, 1998, NECB signed a definitive agreement to purchase Olde Port Bank & Trust Company ("OPBT") in Portsmouth, New Hampshire. NECB anticipates that the transaction will be accounted for as a pooling of interests. Each of the outstanding shares of OPBT will be exchanged for shares of NECB consisting of that number of shares of NECB common stock equal to $200.00 in market value, with the final exchange ratio to be determined by dividing $200.00 by the average closing price of NECB common stock supplied by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and reported in The Wall Street Journal as of the end of the ten (10) consecutive trading-day period ending on the date on which the last of the regulatory approvals required for the consummation of the Merger occurs. NECB anticipates that the acquisition will close on or about June 30, 1998. The agreement is subject to the approval of regulators and the shareholders of OPBT.


NOTE 3--SECURITIES

     Debt and equity securities have been classified in the consolidated balance sheets according to Management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

(amounts in thousands)
                                                                               Gross            Gross
                                                         Amortized        Unrealized       Unrealized              Fair
                                                              Cost             Gains           Losses             Value
                                                        ----------        ----------        ---------        ----------
Available-for-sale securities:
   December 31, 1997
     Marketable equity securities..................     $   19,072        $    1,354        $     236        $   20,190
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies.........         76,373               651               76            76,948
     Corporate debt securities.....................          9,968                88                3            10,053
     Asset-backed securities.......................            527                                                  527
     Mortgage-backed securities....................         12,585               165               20            12,730
                                                        ----------        ----------        ---------        ----------
                                                        $  118,525        $    2,258              335        $  120,448
                                                        ==========        ==========        =========        ==========

   December 31, 1996
     Marketable equity securities..................     $    3,689        $      329        $      16        $    4,002
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies.........         82,647               445              454            82,638
     Corporate debt securities.....................          8,008                15               20             8,003
     Asset-backed securities.......................            114                                                  114
     Mortgage-backed securities....................         10,311               109               40            10,380
                                                        ----------        ----------        ---------        ----------
                                                        $  104,769        $      898        $     530        $  105,137
                                                        ==========        ==========        =========        ==========


(amounts in thousands)                                                         Gross            Gross
                                                         Amortized        Unrealized       Unrealized              Fair
                                                              Cost             Gains           Losses             Value
                                                        ----------        ----------        ---------        ----------
HELD-TO-MATURITY SECURITIES:
   December 31, 1997
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies...........     $  6,398         $      41         $      9         $   6,430
     Debt securities issued by states and political
        subdivisions of the states...................        2,841               103                              2,944
     Mortgage-backed securities......................        1,882                 4                1             1,885
     Other debt securities...........................          215                 4                                219
                                                          --------         ---------         --------         ---------
                                                          $ 11,336         $     152         $     10         $  11,478
                                                          ========         =========         ========         =========

   December 31, 1996
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies...........     $ 10,317         $      65         $     63         $  10,319
     Debt securities issued by states and political
        subdivisions of the states...................        2,841                64               13             2,892
     Other debt securities...........................          175                                                  175
                                                          --------         ---------         --------         ---------
                                                          $ 13,333         $     129         $     76         $  13,386
                                                          ========         =========         ========         =========

     Gross realized gains and gross realized losses on sales of available-for-sale securities were $495,000 and $180,000, respectively, in 1997; $79,000 and $72,000, respectively, in 1996; and $177,000 and $155,000, respectively, in 1995.

     The scheduled maturities of securities held-to-maturity and securities available-for-sale (other than equity securities) at December 31, 1997 is summarized as follows:

                                                             Available-for-Sale                  Held-to-Maturity
(amounts in thousands)                                   Amortized                          Amortized
                                                              Cost        Fair Value             Cost        Fair Value
                                                        ----------        ----------        ---------        ----------
Debt securities other than mortgage-backed and
  asset-backed securities:
    Due within one year........................           $  8,974        $    9,011         $                $
    Due after one year through five years......             48,896            49,303            6,480             6,531
    Due after five years through ten years.....             26,832            27,048            2,726             2,790
    Due after ten years........................              1,639             1,639              248               272
Mortgage-backed securities.....................             12,585            12,730            1,882             1,885
Asset-backed securities........................                527               527
                                                          --------        ----------         ---------        ---------
                                                          $ 99,453        $  100,258         $  11,336        $  11,478
                                                          ========        ==========         =========        =========

     There were no securities of issuers whose aggregate carrying amount exceeded 10% of shareholders' equity at December 31, 1997.

     Securities having a par value of $27,105,000 and $11,205,000 at December 31, 1997 and 1996, respectively, were pledged to secure treasury, tax and loan deposits, public deposits or securities sold under agreements to repurchase.

NOTE 4--LOANS RECEIVABLE

(amounts in thousands)

Loans consisted of the following at December 31,
                                             1997             1996
                                             ----             ----
Commercial and financial................ $  102,105        $   89,544
Real estate:
    Construction........................     19,620            12,250
    Residential.........................    111,321            78,510
    Commercial..........................    133,803           116,188
Consumer................................     41,686            39,712
                                         ----------      ------------
Loans outstanding....................... $  408,535        $  336,204
                                         ==========        ==========

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

(amounts in thousands)
                                          1997             1996            1995
                                       -------          -------         -------
Balance, beginning of year............ $ 6,660          $ 5,875         $ 4,137
Changes incident to acquisitions......   2,108            2,010           1,961
Provision charged to operations.......   1,248            2,209           1,200
Recoveries............................     602              486             423
Charge-offs...........................  (1,361)          (3,920)         (1,846)
                                       -------          -------         -------
Balance, end of year.................. $ 9,257          $ 6,660         $ 5,875
                                       =======          =======         =======

RESTRUCTURED LOANS

     Loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114 that are not impaired based on the terms specified by the restructuring agreement, are as follows as of December 31:

(amounts in thousands)
                                                                                        1997              1996
                                                                                        ----              ----
Aggregate recorded investment................................................            $834             $699
Gross interest income that would have been recorded in the year if the loans had been current in accordance with their original terms
     and had been outstanding throughout the year or since origination.......              58               45
Interest income on the loans included in net income for the year.............              37               12

     The Company has no commitments to lend additional funds to the debtors in the above restructured loans.

     Loans whose terms were modified are not included above, if subsequent to restructuring, their effective interest rates were equal to or greater than the rate that the Company was willing to accept for a new loan with comparable risk.

IMPAIRED LOANS

     Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 for the years ended December 31 is as follows:

(amounts in thousands)                                                         1997                         1996
                                                                   --------------------------     ------------------------
                                                                        Recorded     Related        Recorded       Related
                                                                      Investment    Allowance     Investment     Allowance
                                                                     in Impaired   for Credit    in Impaired    for Credit
                                                                           Loans       Losses          Loans        Losses
                                                                     -----------   ----------    -----------    ----------
Loans for which there is a related allowance for credit losses....      $  5,963     $  1,681       $  5,077      $    733
Loans for which there is no related allowance for credit losses...         1,043                         840
                                                                        --------     --------       --------      --------
   Totals.........................................................      $  7,006     $  1,681       $  5,917      $    733
                                                                        ========     ========       ========      ========
Average recorded investment in impaired loans during the
   year ended December 31,........................................      $  6,452                    $  5,108
Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired:
   Total recognized...............................................      $     75                    $     48
   Amount recognized using a cash-basis method of accounting......      $      8                    $      3

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

RELATED PARTIES

     Loans to the Company's executive officers, directors, principal shareholders and their associates aggregated $2,746,000 at December 31, 1997. The following table summarizes the related party loan activity for the year ended December 31, 1997 (Note: beginning balance does not include executive officers or directors who are not affiliated with the Company at year-end):

(amounts in thousands)

Balance, beginning of year....................................         $  2,596
Additions.....................................................            1,484
Repayments....................................................           (1,334)
                                                                       --------
Balance, end of year..........................................         $  2,746
                                                                       ========


LOAN SERVICING

     Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $88,168,000 and $86,662,000 as of December 31, 1997 and 1996, respectively.

     Servicing rights of $290,000 and $381,000 were capitalized in 1997 and 1996, respectively. Amortization of servicing rights totaled $71,000 in 1997 and $57,000 in 1996.

     No valuation allowance for capitalized servicing rights was required in 1997 or 1996.

NOTE 5--PREMISES AND EQUIPMENT

     Components of properties and equipment in the consolidated balance sheets at December 31, were as follows:

(amounts in thousands)

Cost:                                                1997              1996
                                                     ----              ----
    Land.........................................  $  2,101         $  1,651
    Premises.....................................     9,030            7,604
    Furniture and equipment......................     6,934            5,967
    Leasehold improvements.......................     2,338            2,261
                                                   --------         --------
       Total cost................................    20,403           17,483
Less accumulated depreciation and amortization...    (9,339)          (7,527)
                                                   --------         --------
    Net book value...............................  $ 11,064         $  9,956
                                                   ========         ========

NONCANCELABLE LEASES

     The Company and its subsidiaries occupy certain premises and are provided equipment under noncancelable leases that are accounted for as operating leases and that have expiration dates through 2011. These leases are renewable for either three or five-year terms at the Company's option. Certain of the leases contain escalation clauses for additional rentals based upon increases in local property taxes and inflationary measures. Rental expense under these leases aggregated $1,048,000 in 1997, $828,000 in 1996 and $539,000 in 1995 and is
recorded in occupancy expenses.

     The aggregate minimum rental commitments under all leases at December 31, 1997 are $5,401,000 as indicated below:

(amounts in thousands)

  In year...                          ...the minimum commitment is...
  ----------                          -------------------------------
    1998..............................               $  993
    1999..............................                  869
    2000..............................                  488
    2001..............................                  308
    2002..............................                  223
    Years thereafter..................                2,520
                                                     ------
                                                     $5,401
                                                     ------

     EQBK leases its premises from a former director.

NOTE 6--DEPOSITS

     The aggregate amounts of time deposit accounts (including CDs) with a minimum denomination of $100,000 or more were $35,929,000 and $29,096,000 as of December 31, 1997 and 1996, respectively. For all time deposits as of December 31, 1997, the aggregate amount of maturities for each of the following three years ended December 31, and thereafter are:

(amounts in thousands)
                  1998.........................     $  166,814
                  1999.........................         34,077
                  2000.........................         13,428
                  Years thereafter.............          7,182
                  Add:  Unamortized premium....             42
                                                     ---------
                                                     $ 221,543
                                                     =========

NOTE 7--SHORT-TERM BORROWINGS

     Short-term borrowings consisted of treasury, tax and loan deposits generally repaid within one to 120 days from the transaction date and securities sold under agreements to repurchase. Short-term borrowings consisted of the following as of December 31:

(amounts in thousands)
                                                        1997            1996
                                                        ----            ----
Treasury, tax and loan deposits...................  $  7,318        $  2,146
Securities sold under agreements to repurchase....     6,718             132
                                                    --------        --------
   Total..........................................  $ 14,036        $  2,278
                                                    ========        ========

Information concerning securities sold under agreements to repurchase is summarized as follows:

(amounts in thousands)
                                                         1997           1996
                                                         ----           ----
Average balance during the year.....................$   4,601       $    185
Maximum month-end balance during the year...........$  13,078       $    293

Average interest rate during the year...............    3.58%          3.47%

US Treasury obligations underlying the
     agreements at year-end:
     Carrying value and estimated fair value........  $13,495           $498

     The underlying securities were under the control of the Company as of December 31, 1997.

NOTE 8--LONG-TERM DEBT

Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. All of the notes are fixed rate and have a weighted average interest rate of 6.28%. The following is a schedule of maturities:

(amounts in thousands)

                  1998.........................     $    2,116
                  1999.........................          3,124
                  2000.........................          2,133
                  2001.........................          3,141
                  2002.........................            152
                  Years thereafter.............            877
                  Add:  Unamortized premium....             69
                                                    ----------
                                                    $   11,612
                                                    ==========

NOTE 9--EMPLOYEE BENEFITS

STOCK COMPENSATION

     As indicated in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the fixed stock options granted. Had compensation expense been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123 (also discussed in Note
1), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                          1997              1996            1995
                                                                          ----              ----            ----
Net income (in thousands)                   As reported..............     $4,635           $5,488            $3,690
                                            Pro forma................      4,524            5,426             3,680

Earnings per share                          As reported..............      $0.91            $1.19             $1.19
                                            Pro forma................       0.89             1.18              1.18

Earnings per share, assuming dilution       As reported..............      $0.90            $1.19             $1.18
                                            Pro forma................       0.87             1.17              1.18


     All of the following information, including share amounts and exercise prices, have been adjusted to reflect the issuance of the 10% stock dividend in December 1997.

     During 1993, the Board of Directors of the Company granted stock options to two executive officers to purchase 37,400 shares of common stock at $4.55 per share. These options were all exercised in 1996. In January 1995, the Board of Directors of the Company voted to grant stock options to three executive officers to purchase 33,000 shares of common stock at $7.05 per share after January 24, 1996 and prior to January 24, 1998. These options were exercised in 1997. On January 31, 1996, the Board of Directors formed an Executive Compensation Committee (the "Committee") to administer the 1996 Incentive and Nonqualified Compensatory Stock Option Plan (the "1996 Plan"), which is described below. The Committee and the 1996 Plan were approved by shareholders on May 21, 1996.

     Under the 1996 Plan, the Committee may grant either Incentive Stock Options or Non-Statutory Stock Options to key managerial employees to purchase shares of common stock of the Company. The 1996 Plan expires on January 31, 2006. The aggregate number of shares which may be optioned is 825,000 shares of the Company's common stock. The option price is fixed by the Committee at the time of the grant and may not be less than 100 percent of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be first exercised in five equal annual installments commencing from the date set forth in the Stock Option Agreement for such options; provided, however, that no option be exercised beyond ten years after the date of the grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes Option Pricing Model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

    Dividend yield...............     2.1 percent for all years
    Expected volatility..........     25 percent for all years
    Risk-free interest rate......     5.89 percent, 5.17 percent and 7.43
                                      percent in 1997, 1996 and 1995,
                                      respectively.
    Expected lives...............     8 years  for the 1997 and 1996 options
                                      granted and 3 years for the 1995 options granted

     A summary of the status of all the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                             1997                    1996                    1995
                                                     --------------------    --------------------    --------------------
                                                                 Weighted                Weighted                Weighted
                                                                  Average                 Average                 Average
                                                                 Exercise                Exercise                Exercise
                                                        Shares      Price       Shares      Price       Shares      Price
                                                        ------      -----       ------      -----       ------      -----
Outstanding, beginning of year..............           187,000    $  8.92       70,400      $5.72       37,400      $4.55
Granted.....................................           255,750      17.33      154,000       9.32       33,000       7.05
Exercised...................................           (33,000)      7.05      (37,400)      4.55
                                                      --------               ---------               ---------
Forfeited...................................
Outstanding, end of year ...................           409,750     $14.32      187,000      $8.92       70,400      $5.72
                                                      --------               ---------               ---------

Options exercisable at year-end.............            30,800                  33,000                  37,400
Weighted-average fair value of options
   granted during the year..................             $5.71                   $2.89                   $1.60



     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                             Options Outstanding                                               Options Exercisable
 ---------------------------------------------------------------------------    ------------------------------------
                      Number        Weighted-Average                                  Number
                    Outstanding         Remaining          Weighted-Average         Exercisable        Weighted-Average
Exercise Price    as of 12/31/97    Contractual Life       Exercisable Price      as of 12/31/97        Exercise Price
--------------    --------------    ----------------       -----------------      --------------        --------------
    $ 9.32            154,000             8 years                $ 9.32                 30,800                 $9.32
     17.27            252,450            10 years                 17.27
     21.70              3,300            10 years                 21.70
                     --------                                                         --------
                      409,750             9 years                 14.32                 30,800                  9.32
                     ========                                                         ========


         Not included in the above tables are 66,000 options granted in 1997 and approved by the Board of Directors at an exercise price of $17.27. These grants were under the 1997 Non-officer Directors' Stock Option Plan (the "1997 Plan"), which is described below. The 1997 Plan became effective upon its August 1997 Board approval provided, however, that if the 1997 Plan is not approved by the shareholders prior to its expiration of the one-year period commencing on the August 1997 effective date, the 1997 Plan and options granted thereunder shall be null and void and shall be of no effect.

     Under the 1997 Plan, the Committee may grant stock options to non-officer members of the Board who are not otherwise employees of the Company. Unless sooner terminated, the 1997 Plan expires in August of 2007. The aggregate number of shares that may be optioned is 330,000. The option price is fixed by the Committee at the time of the grant and may not be less than 100 percent of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. The options may be first exercised in five equal annual installments beginning one year after the grant date.

DEFINED CONTRIBUTION PLAN

         During 1996, the Company converted its defined contribution plan into a 401(k) plan (the "Plan"). Employees over the age of 21 and with one year of service are eligible to participate in the Plan. To encourage systematic savings by employees, the Company matches employee contributions to the Plan on the following basis: 100% of the first 3% of employee contributions and 50% of the next 2%. Both employee and Company matches immediately vest in the Plan. Additionally, funds which were previously not vested in the defined contribution plan vested with the transfer into the Plan. Expense for both the 401(k) as well as the defined contribution plan amounted to approximately $214,000, $175,000 and $237,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10--EARNINGS PER SHARE ("EPS")

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the net income:

(amounts in thousands; except per share data)

                                                                             Income           Shares           Per-Share
                                                                           (Numerator)     (Denominator)        Amount
                                                                           -----------     -------------        ------
Year ended December 31, 1997
   Basic EPS
     Net income and income available to common stockholders                   $4,635              5,105          $0.91
     Effect of dilutive stock options                                                                70
                                                                             -------           --------
   Diluted EPS
     Income available to common shareholders and assumed conversions          $4,635              5,175          $0.90
                                                                             =======           ========         ======

Year ended December 31, 1996--as restated
   Basic EPS
     Net income and income available to common shareholders                   $5,488              4,605          $1.19
     Effect of dilutive stock options                                                                20
                                                                             -------           --------
   Diluted EPS
     Income available to common shareholders and assumed conversions          $5,488              4,625          $1.19
                                                                             =======           ========          =====

Year ended December 31, 1995--as restated
   Basic EPS
     Net income and income available to common shareholders                   $3,690              3,112          $1.19
     Effect of dilutive stock options                                                                 2
                                                                             -------           --------
   Diluted EPS
     Income available to common shareholders and assumed conversions          $3,690              3,114          $1.18
                                                                             =======           ========          =====


NOTE 11--INCOME TAX EXPENSE (BENEFIT)

     The components of income tax expense (benefit) are as follows:

(amounts in thousands)
Years ended December 31,                                                        1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                                               $   2,472         $  1,247         $     725
     State                                                                       882              434               282
                                                                           ---------         --------         ---------
                                                                               3,354            1,681             1,007
                                                                           ---------         --------         ---------
Deferred:
     Federal                                                                     213              727              (720)
     State                                                                        18              251              (125)
                                                                           ---------         --------         ---------
                                                                                 231              978              (845)
                                                                           ---------         --------         ---------
Change in valuation allowance                                                   (335)            (360)             (186)
                                                                           ---------         --------         ---------
Benefit of operating loss carryforward                                          (133)
                                                                           ---------         --------         ---------
        Total income tax expense (benefit)                                 $   3,117         $  2,299         $     (24)
                                                                           =========         ========         =========

     The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income:

(amounts in thousands)
Years ended December 31,                                                          1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------

Federal income tax at statutory rate                                              34.0%            34.0%             34.0%
Increase (decrease) resulting from:
   Tax-exempt income                                                              (0.6)            (0.6)             (0.5)
   Dividends received deduction                                                   (0.6)            (1.1)             (1.4)
   Unallowable goodwill amortization and other reorganization expense, net         3.0
   Other adjustments                                                                                                 (0.9)
   Unallowable expenses                                                            0.3              0.5               0.6
   Change in valuation allowance                                                  (1.4)           (10.0)            (40.5)
   Benefit of operating loss carryforward                                         (0.6)
State tax, net of federal tax benefit                                              6.1              6.8               8.0
                                                                                ------           ------            ------
                                                                                  40.2%            29.6%             (0.7)%
                                                                                ======           ======            ======

     At December 31, the Company had deferred tax assets and gross deferred tax liabilities as follows:

(amounts in thousands)
                                                                                1997             1996              1995
                                                                                ----             ----              ----
Deferred tax assets:
    Accrued interest on nonperforming loans                                  $   120         $    145           $   118
    Accrued deferred compensation                                                 60               63                63
    Accrued expenses                                                                                                103
    Allowance for loan losses                                                  1,397              813             1,412
    Loan origination fees                                                        181              205               257
    Depreciation                                                                                  137               149
    Other real estate owned valuation                                            206              348               412
    Purchase accounting                                                          108
    Transaction costs                                                            386
    Operating loss carryforward                                                  918              842               890
                                                                             -------         --------           -------
       Gross deferred tax assets                                               3,376            2,553             3,404
Valuation allowance                                                                              (335)             (695)
                                                                             -------         --------           -------
                                                                               3,376            2,218             2,709
                                                                             -------         --------           -------
Deferred tax liabilities:
    Mortgage servicing rights                                                   (173)             (75)
    Purchase accounting                                                                          (261)             (253)
    Other adjustments                                                            (32)             (75)              (31)
    Net unrealized gain on securities available-for-sale                        (786)            (158)             (134)
                                                                             -------         --------           -------
       Gross deferred tax liabilities                                           (991)            (569)             (418)
                                                                             -------         --------           -------
Net deferred tax assets                                                      $ 2,385         $  1,649           $ 2,291
                                                                             =======         ========           =======

     Net deferred tax assets at December 31, 1997 include deferred taxes of $1,267,000 from the CMBK acquisition.

NOTE 12--CONDENSED FINANCIAL INFORMATION OF NEW ENGLAND COMMUNITY BANCORP, INC.

     The condensed balance sheets of New England Community Bancorp, Inc. (parent company only) as of December 31, 1997 and 1996 and statements of income and cash flows for each of the three years in the period ended December 31, 1997 follow:

(amounts in thousands)
BALANCE SHEETS
                                                                               1997              1996
                                                                               ----              ----
Assets:
     Investment in bank subsidiaries, at equity in net assets                $53,204          $48,693
     Investments                                                               1,039              548
     Cash                                                                        334              284
     Other assets                                                              1,274               12
                                                                             -------          -------
Total Assets                                                                 $55,851          $49,537
                                                                             =======          =======

Other liabilities                                                            $ 2,028          $   317
Shareholders' equity                                                          53,823           49,220
                                                                             -------          -------
Total Liabilities & Shareholders' Equity                                     $55,851          $49,537
                                                                             =======          =======

STATEMENTS OF INCOME
                                                                                1997             1996              1995
                                                                                ----             ----              ----
Equity in (distributed) undistributed net income of bank subsidiaries        $(1,915)         $ 5,056           $ 3,737
Net interest and dividend income                                               7,354              591               293
Income tax benefit                                                               538              177                33
Other expense                                                                 (1,342)            (336)             (373)
                                                                             -------          -------           -------
Net income                                                                   $ 4,635          $ 5,488           $ 3,690
                                                                             =======          =======           =======


(amounts in thousands)
STATEMENTS OF CASH FLOWS
                                                                                1997             1996              1995
                                                                                ----             ----              ----
Operating activities:
     Net income                                                             $  4,635          $ 5,488          $  3,690
     Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in distributed (undistributed) net income of bank
            subsidiaries                                                       1,915           (5,056)           (3,737)
          Securities gains, net                                                                    (1)
          Net increase (decrease) in other liabilities                           958             (297)              355
          Net (increase) decrease in other assets                               (192)              59               (72)
          Decrease in taxes payable                                             (368)             (70)             (101)
                                                                            --------          -------          --------
            Net cash provided by operating activities                          6,948              123               135
                                                                            --------          -------          --------

Investing activities:
     Purchases of securities                                                    (179)             (98)             (235)
     Proceeds from retirement of FBWH stock                                      110
     Cost of acquisitions                                                                        (277)             (396)
     Proceeds from sales of securities                                                          4,650               850
     Cash paid to shareholders of acquired banks                              (4,832)          (3,520)
     Investment in acquired bank                                                (919)
     Other                                                                                         (5)               (3)
                                                                            --------          -------          --------
           Net cash provided by (used for) investing activities               (5,820)             750               216
                                                                            --------          -------          --------

Financing activities:
     Net proceeds from issuance of common stock                                  232              170
     Dividends paid                                                           (1,310)            (817)             (415)
                                                                            --------          -------          --------
          Net cash used for financing activities                              (1,078)            (647)             (415)
                                                                            --------          -------          --------

Increase (decrease) in cash                                                       50              226               (64)
Cash, beginning of year                                                          284               58               122
                                                                            --------          -------          --------
Cash, end of year                                                           $    334          $   284          $     58
                                                                            ========          =======          ========


NOTE 13--FINANCIAL INSTRUMENTS

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

     Of the total standby letters of credit outstanding at December 31, 1997, $429,000 are secured by deposit accounts held with the Company's subsidiaries.

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

Short-term borrowings          The carrying  amounts of federal funds purchased,
                               borrowings under repurchase  agreements and other
                               short-term  borrowings  maturing  within  90 days
                               approximate  fair  values.  Fair  values of other
                               short-term   borrowings   are   estimated   using
                               discounted   cash  flow  analyses  based  on  the
                               Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt                 The fair values of the Company's  long-term  debt
                               are estimated using discounted cash flow analyses
                               based  on  the  Company's   current   incremental
                               borrowing rates for similar types of borrowing arrangements.

     The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows at December 31:


                                                                      1997                               1996
                                                          --------------------------         --------------------------
(amounts in thousands)                                    Carrying              Fair         Carrying              Fair
                                                          Amount               Value           Amount             Value
                                                          ------               -----           ------             -----
Financial assets:
     Cash and cash equivalents                            $ 39,851         $  39,851         $ 39,854         $  39,854
     Securities available-for-sale                         120,448           120,448          105,137           105,137
     Securities held-to-maturity                            11,336            11,478           13,333            13,386
     Federal Home Loan Bank stock                            2,977             2,977            2,440             2,440
     Loans                                                 399,278           400,212          329,544           329,326
     Loans held-for-sale                                     2,966             2,966            1,931             1,947
     Accrued interest receivable                             4,395             4,395            3,913             3,913

Financial liabilities:
     Deposits                                              522,644           523,463          457,004           458,297
     Short-term borrowings                                  14,036            14,036            2,278             2,278
     Long-term debt                                         11,612            11,629            3,951             3,945



     The carrying amounts of financial instruments in the above table are included in the consolidated balance sheets under the individual captions.

Off-balance-sheet liabilities:

(amounts in thousands)
                                                              1997        1996
                                                              ----        ----
                                                          Notional    Notional
                                                            Amount      Amount
                                                            ------      ------
Commitments to extend credit                               $45,803     $46,019
Standby letters of credit and financial guarantees           2,387       2,005


     There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans. The fair value of letters of credit approximates the notional value.

     The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments".

NOTE 14--DISCLOSURE FOR STATEMENTS OF CASH FLOWS


(amounts in thousands)

Supplemental disclosure of cash paid during the period for:                              1997         1996         1995
                                                                                         ----         ----         ----
   Income tax paid                                                                    $ 2,524      $ 2,090       $  813
   Interest paid                                                                       13,431       12,896        7,619

Supplemental disclosure of noncash investing and financing activities:
   Loans charged off, net of recoveries                                                   759        3,434        1,423
   Real estate acquired through foreclosure                                             2,293        2,282        1,049
   Loans originated to facilitate sales of other real estate owned                      1,154        1,071          592

Assets  acquired  and  liabilities  assumed  in  business  combinations  were as follows:
   Fair value of assets acquired, excluding cash and cash equivalents                  62,422       77,063      111,242
   Cash and cash equivalents acquired                                                   7,888       14,236        7,790
                                                                                      -------       ------        -----
                                                                                       70,310       91,299      119,032
   Liabilities assumed                                                                 64,309       84,989      109,525
                                                                                       ------       ------      -------
      Value of acquired entities                                                        6,001        6,310        9,507


NOTE 15--REGULATORY MATTERS

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

MINIMUM CAPITAL REQUIREMENTS

     The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Their capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

The actual capital amounts and ratios are also presented in the following table:

                                                                                                           To be Well
(amounts in thousands)                                   Actual              Adequacy Purposes             Capitalized
----------------------                                   ------              -----------------             -----------
                                                    Amount      Ratio         Amount      Ratio         Amount      Ratio
                                                    ------      -----         ------      -----         ------      -----
                                                                                       Greater than             Greater than
                                                                                        or equal to              or equal to
As of December 31, 1997
   Risk-Based Total Capital:
     CONSOLIDATED                                  $52,568    12.8%          $32,876      8.0%                 N/A
     NEBT                                           35,676    12.5            22,808      8.0          $28,510     10.0%
     EQBK                                           11,253    12.4             7,275      8.0            9,094     10.0
     CMBK                                            4,841    10.4             3,720      8.0            4,651     10.0
   Risk-Based Tier 1 Capital:
     CONSOLIDATED                                   47,407    11.5            16,438      4.0                   N/A
     NEBT                                           32,091    11.3            11,404      4.0           17,106      6.0
     EQBK                                           10,107    11.1             3,638      4.0            5,456      6.0
     CMBK                                            4,241     9.1             1,860      4.0            2,790      6.0
   Leverage:
     CONSOLIDATED                                   47,407     9.2            20,523      4.0                   N/A
     NEBT                                           32,091     8.0            15,980      4.0           19,975      5.0
     EQBK                                           10,107     8.8             4,612      4.0            5,765      5.0
     CMBK                                            4,241     6.1             2,778      4.0            3,472      5.0


     Under Federal Reserve regulation, the Company's subsidiaries are limited as to the amount they may lend or advance to the Company, unless such loans and advances are collateralized by specific obligations. No advances were made to the Company by any subsidiary at December 31, 1997 or 1996.


NOTE 16--LITIGATION

     CMBK  is the  defendant  in a  breach  of  employment  contract  suit.  The
Plaintiff is seeking monetary damages. The case is in the early stages of discovery. As such, management and legal counsel are unable to evaluate the outcome at the present time.

     NECB is party to various other legal proceedings normally incident to the kind of business conducted. Management believes that no material liability will result from such proceedings.

NOTE 17--RECLASSIFICATION

     Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY SUMMARIZED FINANCIAL INFORMATION (Unaudited)

By Quarter                                1997                                                 1996
                                          ----                                                 ----
(Amounts in thousands,
except per share data)        1        2        3         4      Year         1         2         3         4      Year
-----------------------------------------------------------------------------------------------------------------------
Interest income           $9,609   $9,744    $9,827    $9,801   $38,981     $8,123    $7,863   $9,405    $9,660   $35,051
Interest expense           3,287    3,302     3,425     3,515    13,529      2,927     2,852    3,360     3,368    12,507
-------------------------------------------------------------------------------------------------------------------------
Net interest income        6,322    6,442     6,402     6,286    25,452      5,196     5,011    6,045     6,292    22,544
Provision for loan losses    273      285       475       215     1,248        607       532      476       594     2,209
-------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan
   losses                  6,049    6,157     5,927     6,071    24,204      4,589     4,479    5,569     5,698    20,335
Noninterest income           954      962       853     1,310     4,079        661       987      876       892     3,416
-------------------------------------------------------------------------------------------------------------------------
                           7,003    7,119     6,780     7,381    28,283      5,250     5,466    6,445     6,590    23,751
Noninterest expense        4,597    4,709     5,805     5,420    20,531      3,625     3,707    4,297     4,335    15,964
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes 2,406    2,410       975     1,961     7,752      1,625     1,759    2,148     2,255     7,787
Income taxes                 904      910       552       751     3,117        454       510      602       733     2,299
-------------------------------------------------------------------------------------------------------------------------
Net income                $1,502   $1,500    $  423    $1,210    $4,635     $1,171    $1,249   $1,546    $1,522    $5,488
=========================================================================================================================
Net income
  per share--basic         $0.30    $0.29     $0.08     $0.24     $0.91      $0.25     $0.27    $0.34     $0.33     $1.19
=========================================================================================================================
Net income
  per share--diluted       $0.30    $0.29     $0.08     $0.23     $0.90      $0.25     $0.27    $0.34     $0.33     $1.19
=========================================================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Windsor, Connecticut on March 19, 1998.

                          NEW ENGLAND COMMUNITY BANCORP, INC.



                          By /s/Anson C. Hall
                             ----------------
                             Anson C. Hall
                             Vice President, Chief Financial Officer



                          By /s/David A. Lentini
                             -------------------
                             David A. Lentini
                             Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                                  Date
--------------------------------------------------------------------------------

s/s David A. Lentini           Chairman, President and        March 19, 1998
---------------------------    Chief Executive Officer
(David A. Lentini)


s/s John C. Carmon             Director                       March 19, 1998
---------------------------
(John C. Carmon)


s/s Gary J. DeNino             Director                       March 19, 1998
---------------------------
(Gary J. DeNino)


s/s Frank A. Falvo             Director                       March 19, 1998
---------------------------
(Frank A. Falvo)


s/s Dominic J. Ferraina        Director                       March 19, 1998
---------------------------
(Dominic J. Ferraina)


s/s John R. Harvey             Director                       March 19, 1998
---------------------------
(John R. Harvey)


s/s Angelina J. McGillivray    Director                       March 19, 1998
---------------------------
(Angelina J. McGillivray)


s/s Michael P. Solimene        Director                       March 19, 1998
---------------------------
(Michael P. Solimene)

                                  EXHIBIT INDEX

Exhibit #      Description                                                Page
---------      -----------                                                ----
  3(ii)        Bylaws of NECB

 10(g) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and David A. Lentini dated October 16, 1997.

 10(h) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Donat A. Fournier dated October 16, 1997.

 10(i) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Anson C. Hall dated October 16, 1997.

 10(j) The Executive Retention Agreement by and between New England Community and Frank A. Falvo dated
               October 16, 1997.

 21            List of Subsidiaries
               Financial Data Schedule.--Fiscal Year End 1997


 27.1          Financial Data Schedule.

 27.2 Financial Data Schedule.--Fiscal Year Ends 1995, 1996 and Ohs, 1, 2, 3 of 1996

 27.3          Financial Data Schedule.--Qtrs. 1, 2, 3 of 1997