Form 10-Q
period 1998-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1998-05-15
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1998          Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                               DELAWARE 06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095


                            Telephone: (860) 610-3600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]



The number of shares of common stock of the registrant outstanding as of April 30, 1998 was 5,171,626.




The total number of pages in this report is 19.

                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

         Part I.        FINANCIAL INFORMATION                           Page No.
         Item 1.        Financial Statements:

                        Consolidated Balance Sheets--March 31, 1998
                        (unaudited) and December 31, 1997                      4

                        Consolidated Statements of Income--three
                        months ended March 31, 1998
                        and 1997 (unaudited)                                   5

                        Consolidated Statements of Cash Flows--
                        three months ended March 31, 1998
                        and 1997 (unaudited)                                   6

                        Notes to Consolidated Financial Statements             7

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          9

        Part II.        OTHER INFORMATION                                     18

         Item 6.        Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                               18

                        SIGNATURES                                            19

                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                    Page -3-

                             NEW ENGLAND COMMUNITY BANCORP, INC.
                                 CONSOLIDATED BALANCE SHEETS

(Thousands of dollars; except share data)
                                                                   March 31,
                                                                        1998   December 31,
                                                                 (Unaudited)           1997
===========================================================================================
Assets:
     Cash and due from banks                                       $  34,796      $  35,201
     Federal funds sold                                               21,107          4,650
                                                                   ---------      ---------
        Cash and cash equivalents                                     55,903         39,851
     Securities held-to-maturity                                       9,925         11,336
     Securities available-for-sale                                   106,137        120,448
     Federal Home Loan Bank stock, at cost                             2,977          2,977
     Loans outstanding                                               399,653        408,535
        Less: allowance for possible loan losses                      (7,210)        (9,257)
                                                                   ---------      ---------
           Net loans                                                 392,443        399,278
     Loans held-for-sale                                               8,000          2,966
     Accrued interest receivable                                       3,950          4,395
     Premises and equipment                                           10,978         11,064
     Other real estate owned                                           2,466          2,870
     Goodwill                                                          5,140          5,238
     Other assets                                                      5,094          5,747
                                                                   ---------      ---------
Total Assets                                                       $ 603,013      $ 606,170
                                                                   =========      =========
Liabilities:
     Deposits:
        Noninterest bearing                                        $  98,214      $ 114,510
        Interest bearing                                             411,378        408,134
                                                                   ---------      ---------
           Total deposits                                            509,592        522,644
     Short-term borrowings                                            14,466         14,036
     Long-term debt                                                   19,580         11,612
     Other liabilities                                                 4,127          4,055
                                                                   ---------      ---------
Total Liabilities                                                    547,765        552,347

Shareholders' Equity:
     Common stock, $.10 par value, authorized 10,000,000 shares:
       March 31, 1998, 5,171,626 issued and outstanding;
       December 31, 1997, 5,160,626 issued and outstanding               517            516
     Additional paid-in capital                                       51,165         51,064
     Retained earnings                                                 2,531          1,107
     Net unrealized gain on securities available-for-sale              1,035          1,136
                                                                   ---------      ---------
Total Shareholders' Equity                                            55,248         53,823
                                                                   ---------      ---------
Total Liabilities & Shareholders' Equity                           $ 603,013      $ 606,170
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

                                          Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(Thousands of dollars; except per share data)
                                                              Three Months Ended
                                                                   March 31,
                                                                1998      1997
==============================================================================
Interest income:
     Loans, including fees                                    $9,035    $7,594
     Securities:
         Taxable interest                                      1,812     1,818
         Interest exempt from federal income taxes                37        36
         Dividends                                                63        77
     Federal funds sold and other interest                        60        84
                                                              ------    ------
         Total interest income                                11,007     9,609

Interest expense:
     Deposits                                                  3,865     3,121
     Borrowed funds                                              362       166
                                                              ------    ------
         Total interest expense                                4,227     3,287
Net interest income                                            6,780     6,322
Provision for possible loan losses                               322       273
                                                              ------    ------

Net interest income after provision for possible loan losses   6,458     6,049

Noninterest income:
     Service charges, fees and commissions                       714       622
     Investment securities gains, net                          1,229        (2)
     Gain on the sales of loans, net                             541       297
     Other                                                        44        37
                                                              ------    ------
         Total noninterest income                              2,528       954

Noninterest expense:
     Salaries and employee benefits                            2,800     2,416
     Occupancy                                                   535       546
     Furniture and equipment                                     354       302
     Outside services                                            217       289
     Postage and supplies                                        224       213
     Insurance and assessments                                    87        45
     Losses, writedowns, expenses - other real estate owned       68        31
     Amortization of goodwill                                     98        79
     Loss on sale of portfolio loans                             718
     Other                                                       718       676
                                                              ------    ------
         Total noninterest expense                             5,819     4,597
                                                              ------    ------
Income before taxes                                            3,167     2,406
Income taxes                                                   1,278       904
                                                              ------    ------
Net Income                                                    $1,889    $1,502
                                                              ======    ======
Net income per share--Basic                                   $ 0.37    $ 0.30
Net income per share--Diluted                                 $ 0.36    $ 0.30
Weighted average shares of Common Stock outstanding--Basic     5,161     5,006
Weighted average shares of Common Stock outstanding--Diluted   5,315     5,055

 The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -5-

                                   NEW ENGLAND COMMUNITY BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
(Thousands of dollars)
Three Months Ended March 31,                                                           1998         1997
--------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                      $ 1,889     $ 1,502
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                       275         308
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                209          47
       Securities losses (gains), net                                                 (1,229)          2
       Accretion of discounts and amortization of premiums on bonds, net                 (10)          3
       Accretion, net of amortization, of purchase accounting adjustments                 (3)        (53)
       Amortization of goodwill                                                           98          79
       Provision for possible loan losses                                                322         273
       Loss on sale of portfolio loans, net                                              440
       (Increase) decrease in accrued interest income and other assets, net            1,014         (72)
       Decrease (increase) in loans held-for-sale                                     (5,034)       (777)
       (Decrease) increase in accrued interest payable and other liabilities, net        163      (1,126)
                                                                                     -------     -------
              Net cash provided by (used for) operating activities                    (1,866)        186
                                                                                     -------     -------

Financing activities:
     Net decrease in noninterest-bearing accounts                                    (16,296)     (6,274)
     Net (decrease) increase in interest-bearing accounts                              3,265      (9,667)
     Net increase in short-term borrowings                                               430       3,797
     Net increase in long-term borrowings                                              7,968       6,000
     Proceeds from issuance of common stock                                              103           2
     Cash dividends paid                                                                (465)       (371)
                                                                                     -------     -------
              Net cash used for financing activities                                  (4,995)     (6,513)
                                                                                     -------     -------

Investing activities:
     Loans originated, net of principal collections                                   (4,924)      1,815
     Proceeds from sale of portfolio loans                                            10,156           3
     Purchases of securities available-for-sale                                       (3,287)    (10,886)
     Proceeds from sales of securities available-for-sale                              8,823       4,559
     Proceeds from maturities of securities available-for-sale                         9,829       5,449
     Purchases of securities held-to-maturity                                                        (25)
     Proceeds from maturities of securities held-to-maturity                           1,410         151
     Proceeds from sales of other real estate owned                                    1,072       1,162
     Purchases of premises and equipment, net                                           (160)       (348)
     Capitalization of expenditures on other real estate owned                           (49)        (20)
                                                                                     -------     -------
              Net cash provided by (used for) investing activities                    22,913       1,860
                                                                                     -------     -------
     Increase (decrease) in cash and cash equivalents                                 16,052      (4,467)
     Cash and cash equivalents, beginning of period                                   39,851      39,854
                                                                                     -------     -------
     Cash and cash equivalents, end of period                                        $55,903     $35,387
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

                                                Page -6-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------

    The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("New England Bank"), The Equity Bank ("Equity Bank") and Community Bank ("Community Bank") (together the "Subsidiaries"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Note 2 - Mergers and Acquisitions
---------------------------------

    On August 8, 1997, NECB acquired First Bank of West Hartford ("First Bank") by issuing 995,355 shares of the Company's common stock for all of the outstanding common shares of First Bank and all fully vested and exercisable stock options. First Bank was also merged with and into New England Bank. The acquisition of First Bank was accounted for as a pooling of interests and as such all prior results have been restated as though the companies had been combined as of the earliest period presented.

    On December 31, 1997, NECB acquired Community Bank (formally known as Community Savings Bank) by paying $4,832,000 in cash for all of the outstanding common shares of Community Bank. The acquisition of Community Bank was accounted for as a purchase. Accordingly, the consolidated financial statements of the Company do not include prior operating results of Community Bank.

Note 3- Merger Agreements
-------------------------

    On  February  10,  1998,  Olde Port Bank & Trust  Company  ("Olde  Port") of
Portsmouth, New Hampshire, entered into a Plan and Agreement of Merger (the "Olde Port Merger Agreement") with the Company whereby NECB will acquire all of the outstanding common stock of Olde Port in a tax-free exchange of stock. Under the terms of the Olde Port Merger Agreement, for each share of outstanding Olde Port common stock, holders will receive NECB common stock with a market value of $200.00, subject to certain adjustments. The exact exchange ratio will be computed based upon the average closing price of NECB shares for the ten (10) days preceding the last regulatory approval. Based upon the closing price for NECB shares on February 9, 1998 of $24.75, Olde Port shareholders would be entitled to receive approximately 8.08 shares of NECB common stock for each share of Olde Port common stock owned, with a resulting transaction value of approximately $13.8 million. The transaction is subject to approval by Olde Port shareholders and various regulatory agencies. NECB expects that the transaction will close on or about June 30, 1998 and will be accounted for as a pooling of interests. Olde Port will become NECB's fourth banking subsidiary.

    Olde Port operates out of a single banking office and serves Portsmouth and the surrounding communities. At March 31, 1998, Old Port had assets of approximately $50 million, deposits of approximately $51 million, loans of approximately $30 million, and shareholders' equity of approximately $5 million.

    On March 19, 1998, Bank of South Windsor ("BSW"), of South Windsor, Connecticut, and NECB entered into a Plan and Agreement of Merger (the "BSW Merger Agreement") whereby BSW will be acquired by NECB and merged with and into New England Bank. Under the terms of the BSW Merger Agreement, NECB will acquire BSW on a stock-for-stock basis in a tax-free exchange fixed at 1.3204 shares of NECB common stock for each share of BSW common stock. Using NECB's closing price on March 18, 1998 of $25.50 per share, the transaction would have a value of $33.67 per

                                    Page -7-
share to BSW shareholders and an aggregate transaction value of approximately $32.8 million. In the event that the average closing price of NECB stock, for the twenty days ending on the date of final regulatory approval, is less than $23.48, the exchange ratio will (subject to certain qualifications) be adjusted to result in the receipt by BSW shareholders of NECB shares having a value of $31.00 per share of BSW common stock.

    At March 31, 1998, BSW had assets of approximately $153 million, deposits of approximately $129 million, loans of approximately $96 million, and shareholders' equity of approximately $11 million. BSW is a Connecticut-chartered commercial bank and has banking offices in South Windsor, Vernon and East Hartford, Connecticut.

Note 4- Disclosure for Statements of Cash Flows
-----------------------------------------------

Schedule of noncash investing and financing activities:

(Thousands of dollars)
Three Months Ended March 31,                                        1998     1997
---------------------------------------------------------------------------------
Loans charged off, net of recoveries                              $2,369   $  216
Real estate acquired through foreclosure                             828      247
Loans originated to facilitate sales of other real estate owned      653
Income tax paid                                                    1,132      444
Interest paid                                                      4,174    3,393

                                    Page -8-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
OVERVIEW

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the vast majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's service loan portfolio. As noted in Note 2 above, the acquisition of First Bank was accounted for as a pooling of interests. As such, all prior results have been restated as though the companies had been combined as of the earliest period presented.

     NECB reported record net income for the first quarter of 1998 of $1,889,000, or $0.36 per diluted share, compared to net income of $1,502,000, or $0.30 per diluted share, reported in 1997. This represents an increase of $387,000 or 26% over net income reported in the previous year. On an earnings per share basis, 1998 net income increased 20% over recorded in the first quarter of 1997. Returns on assets ("ROA") and equity ("ROE") also improved from 1997 and were 1.30% and 13.99%, respectively, for 1998 compared to 1.21% and 12.13%, respectively, for the comparative period.

     Net interest income on a fully taxable-equivalent ("FTE") basis totaled $6,838,000 for 1998 compared to $6,362,000 in 1997. The net interest margin declined from a historical high of 5.52% in the first quarter of 1997 to 5.13% in first quarter of 1998. The decrease in the margin is largely due to increased competition among area lenders coupled with increased funding costs.

     The provisions for possible loan losses were $322,000 compared to $273,000 in the comparable period in 1997. The $49,000 increase is largely due to the increased size of the loan.

     Noninterest income increased $1,574,000 and totaled $2,582,000 in 1998 compared to $954,000 in 1997. Compared to the first quarter of 1997, gains from the sale of securities increased $1,231,000 (with $898,000 being realized by the parent company) and gains from the sale of mortgage loans increased $244,000. Additionally, service charges, fees and commissions rose $92,000, or 15%, and totaled $714,000 compared to the $622,000 recorded in the quarter ended March 31, 1997.

     Noninterest  expense  totaled  $5,819,000  in the  first  quarter  of  1998 compared to $4,597,000 in 1997. The increase primarily resulted from the $718,000 in expense to facilitate a bulk sale of workout loans (see "Financial Condition--Non-performing Assets" for management's discussion concerning this transaction) and increased compensation costs associated with NECB's acquisition of Community Bank. NECB's efficiency ratio, which measures how much a dollar or revenue costs to produce, equaled 58.7% for the first quarter of 1998 compared to 62.0% for the same period in 1997.

     Total loans at March 31, 1998 amounted to $399,653,000 compared to $408,535,000 at December 31, 1997. Absent the effect of the bulk loan sale, loans would have increased slightly during the quarter. Total deposits amounted to $509,592,000 at March 31, 1998 compared to $522,644,000 at December 31, 1997.
A decline in NECB's deposit base during the first quarter of the year is a recurring phenomenon observed by management. To partially offset this outflow, NECB increased its use of alternative funding sources by increasing its long-term debt outstanding during the quarter to $19,580,000 at March 31, 1998 compared to $11,612,000 at year-end 1997.

     Shareholders' equity increased $1,425,000 from $53,823,000 at December 31, 1997 to $55,248,000 at quarter-end. At March 31, 1998, the ratio of equity to total assets equaled 9.17%. When goodwill resulting from the Equity Bank BANK, MSB and Community Bank acquisitions is excluded, tangible equity capital is reduced to $50,108,000,or 8.31% of total assets. The resulting tangible book value per share amounted to $9.69 at March 31, 1998 compared to $8.92 at December 31, 1997.

                                    Page -9-

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-----------------------------------------------------------------

     For the three months ended March 31, 1998, the Company reported net income of $1,889,000, or $0.36 per diluted share, compared to $1,502,000, or $0.30 per diluted share, for the same period of 1997. The largest factor in the improvement was an increase of $1,574,000, or 165%, in noninterest income. Also showing improvement was net interest income, which increased $458,000, or 7.2%, from the same period in 1997. Also increasing was noninterest expense, which rose $1,222,000, or 27%, to $5,819,000 in the first quarter of 1998 compared to 1997.

Net Interest Income
-------------------

     The principal earning asset of the Company is its loan portfolio--which is comprised of loans to finance operations of businesses located primarily within its market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage and personal loans to individuals. Representing approximately a quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. While providing a source of revenue, these funds are used to provide reserves and meet the liquidity needs of the Company. Excess reserves are available to meet the borrowing needs of the communities NECB serves. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 34% for all periods presented.

(Amounts in thousands)

Three Months Ended March 31,                    1998        1997   % Change
---------------------------------------------------------------------------
Interest income (financial statements)       $11,007     $ 9,609    14.5%
Tax equivalent adjustment                         58          40    45.0%
                                             -------     -------
  Total interest income (on an FTE basis)     11,065       9,649    14.7%
Interest expense                              (4,227)     (3,287)   28.6%
                                             -------     -------
Net interest income (on an FTE basis)        $ 6,838     $ 6,362     7.5%
                                             =======     =======

     For the first quarter of 1998, net interest income on an FTE basis was $6,838,000, a 7.5% increase over the $6,362,000 in the comparable period in 1997. A key factor in the $476,000 increase in 1998 was the increase in average loans outstanding. Internal growth and the acquisition of Community Bank (which provided an additional $55,000,000 in loans outstanding) served to increase interest income by $1,749,000 during the first quarter of 1998 compared to the same period a year earlier.

     The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended March 31, 1998 decreased to 5.13% from 5.52% in 1997. The yield on earning assets was reduced by 8 basis points and equaled 8.30% to 8.38% while the yield on interest-bearing liabilities increased 44 basis points and equaled 3.95% for the quarter ended March 31, 1998 compared to 3.51% a year earlier. Helping to lessen the effect of increased competition from area lenders (which served to reduce the yield on NECB's loan portfolio to 8.85% in 1998 from 9.27% in 1997) was an improved mix of interest-earning assets. For the first quarter of 1998, average loans outstanding and average investment securities (including held-to-maturity and available-for-sale) represented 76% and 22% of earning assets, respectively, compared to 71% and 27%, respectively, for the same period last year. Additionally, a 200 basis point increase in the percentage of earning assets funded by interest-earning assets (from 15% during the first quarter of 1997 to 17% in 1998) served to help reduce the Company's funding costs.

                                   Page -10-

Consolidated Average Balances/Interest Earned or Paid/Rates
-----------------------------------------------------------

Three Months Ended                                            March 31, 1998                March 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                                       Average            Average      Average             Average
(Amounts in thousands)                                 Balance  Interest     Rate      Balance   Interest     Rate
-------------------------------------------------------------------------------------------------------------------
Assets:
   Federal funds sold                                 $  4,605    $   60    5.28%     $  7,289     $   84    4.67%
   Securities held-to-maturity                          10,442       182    7.08%       13,257        225    6.88%
   Securities available-for-sale                       110,940     1,788    6.53%      114,214      1,746    6.20%
   Mortgages held for sale                               3,949        70    7.19%        1,243         23    7.50%
   Loans (A)                                           410,778     8,965    8.85%      331,213      7,571    9.27%
                                                      --------    ------              --------     ------
      Total interest-earning assets                    540,714    11,065    8.30%      467,216      9,649    8.38%

   Allowance for loan losses                            (7,209)                         (6,744)
   Cash and due from banks                              26,417                          20,058
   Other assets                                         29,729                          23,520
                                                      --------                        --------
Total Assets                                          $589,651                        $504,050
                                                      ========                        ========

Liabilities:
   Regular savings deposits                           $111,224    $  552    2.01%     $104,157     $  357    1.39%
   NOW account deposits                                 68,250       310    1.84%       73,260        292    1.62%
   Money market deposits                                 3,062        16    2.12%        4,254         20    1.91%
                                                      --------    ------              --------     ------
      Total savings deposits                           182,536       878    1.95%      181,671        669    1.49%
   Time deposits                                       224,349     2,987    5.40%      186,512      2,452    5.33%
   Short-term borrowings                                12,639       146    4.68%        4,744         58    4.96%
   Long-term borrowings                                 14,565       216    6.01%        6,609        108    6.63%
                                                      --------    ------              --------     ------
      Total interest bearing liabilities               434,089     4,227    3.95%      379,536      3,287    3.51%
   Demand deposits                                      96,238                          71,488
   Other liabilities                                     4,564                           2,816
                                                      --------                        --------
      Total Liabilities                                534,891                         453,840
   Equity                                               54,760                          50,210
Total Liabilities & Equity                            $589,651                        $504,050
                                                      ========                        ========

Net interest income--FTE basis                                    $6,838                           $6,362
                                                                  ======                           ======
Net interest margin                                                         5.13%                            5.52%
Net interest spread                                                         4.35%                            4.86%

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

                                   Page -11-

                                                    Change due to
                                       Total          Change in:
                                    Increase    -------------------
(Amounts in thousands)             (Decrease)      Rate      Volume
-------------------------------------------------------------------
Interest earned on:
Federal funds sold                   $   (24)   $    10    $   (34)
Securities held-to-maturity              (43)         6        (49)
Securities available-for-sale             42         93        (51)
Mortgages held for sale                   47         (1)        48
Loans                                  1,394       (355)     1,749
                                     -------    -------    -------
Total interest-earning assets          1,416       (247)     1,663
                                     -------    -------    -------

Interest paid on:
Regular savings deposits             $   195    $   169    $    26
NOW account deposits                      18         39        (21)
Money market deposits                     (4)         2         (6)
                                     -------    -------    -------
     Total savings deposits              209        210         (1)
Time deposits                            535         32        503
Short-term borrowings                     88         (3)        91
Long-term borrowings                     108        (11)       119
                                     -------    -------    -------
Total interest-bearing liabilities       940        228        712
                                     -------    -------    -------
Net interest income change           $   476    $  (475)   $   951
                                     =======    =======    =======


Noninterest Income
------------------

    For the quarter ended March 31, 1998, noninterest income increased sharply and totaled $2,528,000, compared to $954,000 reported for the first quarter in 1997. NECB realized gains from the sale of securities during the first quarter of 1998 of $1,229,000. In addition to gains recorded by the Subsidiaries, the parent company recorded a gain of $898,000 from the sale of its own investment securities. Gains from the sale of mortgage loans also increased markedly from 1997. With moderate interest rates (the bellwether 30-year bond remained under 6% for the quarter), demand for home purchase financing remained strong and enabled NECB to originate a record $49,000,000 in loans during the 1998 first quarter. In turn, gains from the sale of these loans increased $406,000, or 300%, compared to the same quarter in 1997.

    Service charges, fees and commissions also increased substantially, totaling $714,000 in the first quarter of 1998. This represents a $92,000, or 15%, increase compared to the $622,000 recorded in first quarter of 1997. This increase resulted from several factors. The inclusion of Community Bank (which, as noted earlier, was accounted for as a purchase), selected price increases and increased volume of services provided to our growing base of customers all contributed to this increase.

Noninterest Expense
-------------------

    Noninterest expenses amounted to $5,819,000 during the first quarter of 1998. This is a $1,222,000 increase, or 27%, over $4,597,000 reported during the same period in 1997. The increase included a $718,000 charged related to the bulk sale of loans. The inclusion of Community Bank increased expenses by $426,000. Other expenses increased by $78,000 during the first quarter of 1998 compared to the same quarter last year. This modest increase is the result of economies achieved following the August, 1997 acquisition of First Bank partially offset by increases related to expanding activities such as mortgage production and specialized lending.

FINANCIAL CONDITION

    Total assets at March 31, 1998 were $603,013,000, a decrease of $3,157,000 from $606,170,000 at December 31, 1997. During the first quarter of 1998 loan production remained strong, especially residential mortgage loans.

                                    Page -12-

These loans are typically sold in the secondary market upon closing. The Company experienced a modest rise in prepayments, which has been noted throughout the industry. When the effect of the bulk loan sale is excluded, outstanding loan rose slightly by $1,274,000. Loans consisted of the following:

(Amounts in thousands)

                                            March 31, 1998   December 31, 1997
------------------------------------------------------------------------------
Commercial and financial                         $ 105,826           $ 102,105
Real estate:
    Construction                                    17,292              19,620
    Residential                                    104,248              111,32
    Commercial                                     132,972             133,803
Consumer                                            39,653              41,686
                                                 ---------           ---------
Loans outstanding                                $ 399,653           $ 408,535
                                                 =========           =========

   Securities available-for-sale and held-to-maturity decreased from December 31, 1997 and ended the first quarter of 1998 at $106,137,000 and $9,925,000, respectively, compared to $120,448,000 and $11,336,000, respectively, at year-end. Reflecting the receipt of proceeds from the loan sale, federal funds increased substantially and totaled $21,107,000 at quarter-end compared to $4,650,000 at December 31, 1997. Federal funds--which are overnight loans to other banks--represent excess reserves that are the Company's most liquid assets and as such are available to meet short-term cash flow needs of the Company and its customers.

    The $404,000 reduction in other real estate owned brought this account down to $2,466,000, or 0.41% of total assets, at March 31, 1998. During the first three months of the year the Company acquired properties with a value of $828,000 through foreclosure and disposed of properties with a market value of $1,241,000.

    Total deposits, which constitute the principal funding source of the Company's assets, decreased $13,052,000 from December 31, 1997 and amounted to $509,592,000 at March 31, 1998. This is consistent with past years and reflects seasonal cash flows of NECB's deposit customers--especially noninterest deposits. During the quarter, management increased long-term debt (from the Federal Home Loan Bank of Boston) with two amortizing notes:

     -------------------------------------------------------------------
          Term            Rate          Maturity Date          Amount
     -------------------------------------------------------------------

          5-Year          5.95%       February 18, 2003      $4,000,000
         10-Year          5.93%       February 19, 2008      $4,000,000
     -------------------------------------------------------------------

    Total shareholders' equity was $55,248,000 at March 31, 1998, an increase of $1,425,000 over December 31, 1997.

Securities held-to-maturity
---------------------------

    Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $11,336,000 at December 31, 1997 to $9,925,000 at March 31, 1998.

                                   Page -13-

                                                       March 31, 1998          December 31, 1997
---------------------------------------------------------------------------------------------------
                                               Amortized                  Amortized
                                                    Cost           Fair        Cost           Fair
(Amounts in thousands)                             Basis          Value       Basis          Value
---------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury

   and other U.S. government agencies             $ 5,399        $ 5,422     $ 6,398        $ 6,430
Debt securities issued by states and
    political subdivisions of the states            2,839          2,934       2,841          2,944
Mortgage-backed securities                          1,472          1,478       1,882          1,885
Other debt securities                                 215            221         215            219
                                                  -------        -------     -------        -------
                                                  $ 9,925        $10,055     $11,336        $11,478
                                                  =======        =======     =======        =======


Securities available-for-sale
-----------------------------

    Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At March 31, 1998, the net unrealized gain on securities available-for-sale was $1,736,000 while at December 31, 1997 the net unrealized gain was $1,923,000, representing a decrease in net unrealized gains of $187,000. As shown in the table below, investments in securities available-for-sale totaled $106,137,000 at March 31, 1998 versus $120,448,000 at December 31, 1997:

                                                      March 31, 1998            December 31, 1997
----------------------------------------------------------------------------------------------------
                                                Amortized                   Amortized
                                                     Cost           Fair         Cost           Fair
(Amounts in thousands)                              Basis          Value        Basis          Value
----------------------------------------------------------------------------------------------------
Marketable equity securities                     $ 15,969       $ 16,981     $ 19,072       $ 20,190
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies              68,092         68,573       76,373         76,948
Corporation debt securities                         8,991          9,080        9,968         10,053
Asset-based securities                                517            518          527            527
Mortgage-backed securities                         10,832         10,985       12,585         12,730
                                                 --------       --------     --------       --------
                                                 $104,401       $106,137     $118,525       $120,448
                                                 ========       ========     ========       ========


Nonperforming Assets
--------------------

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

     NPAs include nonaccrual loans and other real estate owned ("OREO"). Generally, loans are placed in nonaccrual status when they are past due greater than ninety days or the repayment of interest or principal is considered to be in doubt. OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are made to reduce the carrying amount of loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions, if needed, are charged to operating income. In addition to NPAs, the asset quality of the Company can be measured by the amount of the provision, charge-offs and several credit quality ratios presented in the discussion concerning "Provision and Allowance for Loan Losses."

                                    Page -14-

(Amounts in thousands)
                                                         March 31, 1998   December 31,1997
-------------------------------------------------------------------------------------------
Nonaccrual loans                                                $ 3,934            $ 9,075
OREO                                                              2,466              2,870
                                                                -------            -------
Total nonperforming assets                                      $ 6,400            $11,945
                                                                =======            =======

Loans past due in excess of ninety days and accruing interest   $   641            $   951

    NPAs  decreased  $5,545,000  or 46% to  $6,400,000  at March  31,  1998 from
$11,945,000 at December 31, 1997. At March 31, 1998 nonaccrual loans as a percentage of total loans and nonperforming assets as a percentage of total assets were 0.98% and 1.17%, respectively, compared to 2.20% and 1.97%, at December 31, 1997. The decrease in total NPAs in the quarter ended March 31, 1998 primarily resulted from a bulk sale of loans completed at quarter-end. Taking advantage of a favorable secondary market for such loans, NECB sold $11,988,000 of problem assets to an investor that specializes in workout loans. The majority of the assets sold had been obtained in several recent acquisitions (e.g., the Community Bank acquisition brought with it approximately $4,209,000 in NPAs). Management expects the sale to have two positive effects upon its ongoing performance (i) net interest income will be helped by the reemployment of the sale proceeds and (ii) certain costs related to the effort to work-out and/or collect these loans will be avoided.

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

Activity in Nonperforming Assets
(Amounts in thousands)

Three Months ending March 31,                                1998          1997
--------------------------------------------------------------------------------
December 31, 1997 and 1996                                $11,945        $8,757
    Additions                                               2,622         1,001
    Reductions:
      Payments                                               (301)         (446)
      Charge-offs and writedowns                           (2,556)         (354)
      Sales, net                                           (5,310)       (1,128)
                                                         --------       -------
Ending Balance, March 31, 1998 and 1997                  $  6,400       $ 7,830
                                                         ========       =======

    As noted above, the decrease in nonperforming assets is primarily due to the bulk sale.

Provision and Allowance for Loan Losses
---------------------------------------

    NECB's allowance for loan losses represents amounts available for future credit losses. Management continually assesses the adequacy of the allowance for loan losses in response to current and anticipated economic conditions, specific problem loans, historical net charge-offs and the overall risk profile of the loan portfolio. Management allocates specific allowances to individual problem loans based upon its analysis of the potential for loss perceived to exist related to such loans. In addition to the specific allowances for individual loans, a portion of the allowance is maintained as a general allowance. The amount of the general allowance is determined through management's analysis of the potential for loss inherent in those loans not considered problem loans. Among the factors considered by management in this analysis are the number and type of loans, nature and amount of collateral pledged to secure such loans and current economic conditions. The allowance for loan losses is not a precise amount but is derived from judgments based on the above factors.

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended March 31, 1998 and 1997. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

                                    Page -15-

(In thousands)
Three Months Ended March 31,                                                                  1998       1997
-------------------------------------------------------------------------------------------------------------
Balance beginning of period                                                                $ 9,257    $ 6,660
Provisions charged to operations                                                               322        273
Recoveries on loans previously charged-off                                                     125         73
Charge-offs taken in conjunction with bulk loan sale (i.e., specific allocated reserves)    (1,392)         0
Loans charged-off                                                                           (1,102)      (279)
                                                                                           -------    -------
Balance end of period                                                                      $ 7,210    $ 6,727
                                                                                           =======    =======

    Provisions for possible loan losses charged to operations for the first three months of 1998 were $322,000, an increase of $49,000 from the $273,000 recorded in the same period in 1997. During the three-month period, charge-offs increased by $2,167,000 largely due to the loan sale.

Capital
-------

    The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

    As of March 31, 1998, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for March 31, 1998 and 1997 were:

                                              Minimum Level      1998      1997
                                              -------------      ----      ----
Total Risk-Based............................        8%          12.9%     14.5%

Tier 1 Risk-Based...........................        4%          11.7%     13.2%

Leverage....................................        4%           8.3%      9.1%


Liquidity
---------

    It is management's objective to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Banks' various loan products. Accordingly, the Company maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. The Company has alternative sources of liquidity, including repurchase agreements and lines of credits provided by the FHLBB to the Subsidiaries, which together provide the Company with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Company with adequate liquidity over the coming months.

The Year 2000 Problem
---------------------

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

                                   Page -16-

NECB is monitoring the activities of its providers to ensure that appropriate development and implementation plans to address the Year 2000 Problem are in place. NECB has taken steps to identify alternative vendors in the event that one or more of these providers fail to become Year 2000 compliant. While NECB expects its Year 2000 plan to be completed on a timely basis (to allow for adequate testing in late 1998 and 1999), there can be no assurance that the systems of other companies on which NECB's systems may rely also will be completed in a timely fashion. In addition, NECB exchanges data with a number of other entities, such as credit bureaus and governmental entities. The failure of these entities to adequately address the Year 2000 Problem could adversely affect NECB's ability to conduct its business.

     Costs associated with modifying existing system applications have been and will continue to be expensed as incurred. NECB does not expect incremental costs associated with any modifications for Year 2000 compliance to be material.

Forward Looking Statements
--------------------------

     Certain statements contained in this Quarterly Report on Form 10-Q, including those contained in this Item 1, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results express or implied by such statements. Such factors include, but are not limited to: changes in interest rates, regulation, competition and the local and regional economy.

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

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Exhibits
        Exhibit Number               Exhibit
           27                Financial Data Schedule

    (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998:

         (i)      Acquisition of Community Bank

In an initial  Item 2 report  filed on January 5, 1998 (and amended on March 13,
1998) it was reported that NECB had completed its acquisition of Community Bank. In the amended filing, NECB disclosed that its acquisition of the stock of Community Bank did not constitute an acquisition of a significant amount of assets for which a report under Item 2 was required. Consequently, NECB amended its original Item 2 disclosure on Form 8-K and transferred it to Item 5 the information included under Item 2 in the original report.

         (ii)     Acquisition of Olde Port

      On February 26, 1998 it was reported, under Item 5, that at separate meetings on February 10, 1998 the Boards of Directors of NECB and Olde Port approved a definitive agreement whereby Olde Port will be acquired by NECB. Olde Port will become NECB's fourth banking subsidiary.

         (iii)    Acquisition of BSW

      On march 24, 1998 it was reported, under Item 5, that at separate meetings on March 19, 1998 the Boards of Directors of NECB and BSW approved a definitive agreement whereby BSW will be acquired by NECB. BSW will merged with and into NECB's New England Bank subsidiary.

                                   Page -18-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  May 13, 1998               By: /s/ ANSON C. HALL
                                      --------------------------------
                                          Anson C. Hall
                                          Vice President and Treasurer