Form 10-Q/A
period 1998-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1998-06-12
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q/A

                                  Amendment #1

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




The total number of pages in this report is 5.

                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

         Part I.        FINANCIAL INFORMATION                           Page No.

         Item 1.        Financial Statements:

                        Consolidated Statements of Cash Flows--
                        three months ended March 31, 1998
                        and 1997 (unaudited)                                  4

                        SIGNATURES                                            5




                                    Page -2-

Form 10-Q, Quarterly Report
New England Community Bancorp, Inc.
Commission File No. 0-14550

     New England Community Bancorp, Inc. ("NECB") hereby amends its Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998, and dated May 15, 1998.

Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

     In the original filing of the NECB's quarterly report on Form 10-Q, (made on May 15, 1998) a line in the consolidated statements of cash flows was inadvertently deleted. The line item represented "sales of premises and equipment" and should have been included in the "investing activities" section of the statement. The error did not effect either the group totals or the grand totals for the statement.

     Consequently, NECB hereby amends Part I, Item 1 in the Quarterly Report on Form 10-Q by submitting corrected consolidated statements of cash flows as included herein.



                                   Page - 3 -

                                   NEW ENGLAND COMMUNITY BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
(Thousands of dollars)
Three Months Ended March 31,                                                           1998         1997
--------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                      $ 1,889     $ 1,502
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                       275         308
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                209          47
       Securities losses (gains), net                                                 (1,229)          2
       Accretion of discounts and amortization of premiums on bonds, net                 (10)          3
       Accretion, net of amortization, of purchase accounting adjustments                 (3)        (53)
       Amortization of goodwill                                                           98          79
       Provision for possible loan losses                                                322         273
       Loss on sale of portfolio loans, net                                              440
       (Increase) decrease in accrued interest income and other assets, net            1,014         (72)
       Decrease (increase) in loans held-for-sale                                     (5,034)       (777)
       (Decrease) increase in accrued interest payable and other liabilities, net        163      (1,126)
                                                                                     -------     -------
              Net cash provided by (used for) operating activities                    (1,866)        186
                                                                                     -------     -------

Financing activities:
     Net decrease in noninterest-bearing accounts                                    (16,296)     (6,274)
     Net (decrease) increase in interest-bearing accounts                              3,265      (9,667)
     Net increase in short-term borrowings                                               430       3,797
     Net increase in long-term borrowings                                              7,968       6,000
     Proceeds from issuance of common stock                                              103           2
     Cash dividends paid                                                                (465)       (371)
                                                                                     -------     -------
              Net cash used for financing activities                                  (4,995)     (6,513)
                                                                                     -------     -------

Investing activities:
     Loans originated, net of principal collections                                   (4,924)      1,815
     Proceeds from sale of portfolio loans                                            10,156           3
     Purchases of securities available-for-sale                                       (3,287)    (10,886)
     Proceeds from sales of securities available-for-sale                              8,823       4,559
     Proceeds from maturities of securities available-for-sale                         9,829       5,449
     Purchases of securities held-to-maturity                                                        (25)
     Proceeds from maturities of securities held-to-maturity                           1,410         151
     Proceeds from sales of other real estate owned                                    1,072       1,162
     Purchases of premises and equipment, net                                           (160)       (348)
     Sales of premises and equipment                                                      43
     Capitalization of expenditures on other real estate owned                           (49)        (20)
                                                                                     -------     -------
              Net cash provided by (used for) investing activities                    22,913       1,860
                                                                                     -------     -------
     Increase (decrease) in cash and cash equivalents                                 16,052      (4,467)
     Cash and cash equivalents, beginning of period                                   39,851      39,854
                                                                                     -------     -------
     Cash and cash equivalents, end of period                                        $55,903     $35,387
                                                                                     =======     =======


                                                Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  June 12, 1998              By: /s/ ANSON C. HALL
                                      --------------------------------
                                          Anson C. Hall
                                          Vice President and Treasurer

                                   Page - 5 -