Form 10-Q
period 1998-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1998-08-14
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended June 30, 1998     Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                   DELAWARE                            06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095


                            Telephone: (860) 610-3600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ----


The number of shares of common stock of the registrant outstanding as of July 31, 1998 was 5,171,626







The total number of pages in this report is 19.




                                    Page-1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS


         Part I.        FINANCIAL INFORMATION                                                                  Page No.

         Item 1.        Financial Statements:

                        Consolidated Balance Sheets--June 30, 1998 (unaudited) and
                        December 31, 1997                                                                             4

                        Consolidated Statements of Income--three and six months ended June 30, 1998
                        and 1997 (unaudited)                                                                          5

                        Consolidated Statements of Cash Flows--six months ended June 30, 1998
                        and 1997 (unaudited)                                                                          6

                        Notes to Consolidated Financial Statements                                                    7

         Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                         9

        Part II.        OTHER INFORMATION                                                                            18

         Item 1.        Legal Proceedings                                                                            18
         Item 2.        Changes in Securities                                                                        18
         Item 3.        Defaults Upon Senior Securities                                                              18
         Item 4.        Submission of Matters to a Vote of Security Holders                                          18
         Item 5.        Other Information                                                                            18
         Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                              18

                        SIGNATURES                                                                                   19



                                    Page-2-


Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,              December 31,
                                                                                     1998                      1997
(thousands of dollars)                                                         (Unaudited)
====================================================================================================================
Assets:
     Cash and due from banks                                                    $   32,112                $   35,201
     Short-term investments                                                          4,557                     7,858
     Federal funds sold                                                              6,600                     4,650
                                                                                ----------                ----------
         Cash and cash equivalents                                                  43,269                    47,709
     Securities held-to-maturity                                                     9,738                    11,336
     Securities available-for-sale                                                 115,699                   112,590
     Federal Home Loan Bank stock                                                    2,977                     2,977

     Loans outstanding                                                             400,356                   408,535
         Less: allowance for possible loan losses                                   (7,186)                   (9,257)
                                                                                ----------                ----------
              Net loans                                                            393,170                   399,278
     Loans held-for-sale                                                             8,622                     2,966
     Accrued interest receivable                                                     4,500                     4,395
     Premises and equipment                                                         11,167                    11,064
     Other real estate owned                                                         1,624                     2,870
     Goodwill 5,042                                                                  5,238
     Other assets                                                                    6,614                     5,747
                                                                                ----------                ----------
Total Assets  $                                                                 $  602,422                $  606,170
                                                                                ==========                ==========


Liabilities:
     Deposits:
         Noninterest bearing                                                    $  101,425                $  114,510
         Interest bearing                                                          401,586                   408,134
                                                                                ----------                ----------
              Total deposits                                                       503,011                   522,644
     Short-term borrowings                                                          18,617                    14,036
     Long-term debt                                                                 19,448                    11,612
     Other liabilities                                                               4,727                     4,055
                                                                                ----------                ----------
Total Liabilities                                                                  545,803                   552,347

Shareholders' Equity:
     Common Stock--$0.10 par value, authorized 20,000,000 shares:
     June 30, 1998, 5,171,626 outstanding; December 31, 1997
       5,160,626 outstanding                                                           517                       516
     Additional paid-in capital                                                     51,165                    51,064
     Retained earnings                                                               3,966                     1,107
     Net unrealized gain (loss) on securities available-for-sale                       971                     1,136
                                                                                ----------                ----------
Total Shareholders' Equity                                                          56,619                    53,823
                                                                                ----------                ----------
Total Liabilities & Shareholders' Equity                                        $  602,422                $  606,170
                                                                                ==========                ==========



        The accompanying notes are an integral part of these statements.


                                    Page-3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                   CONSOLIDATED INCOME STATEMENTS (Unaudited)



                                                                             Six Months Ended                  Three Months Ended
                                                                                  June 30,                           June 30,
(thousands of dollars; except per share data)                               1998             1997              1998             1997
====================================================================================================================================
Interest income:
     Loans, including fees                                             $  18,069        $  15,246          $  9,034          $ 7,652
     Securities:
         Taxable interest                                                  3,799            3,661             1,987            1,843
         Interest exempt from federal income taxes                            97               58                60               22
         Dividends                                                            91              151                28               74
     Federal funds sold and other interest                                   107              237                47              153
                                                                       ---------        ---------          --------          -------
         Total interest income                                            22,163           19,353            11,156            9,744

Interest expense:
     Deposits 7,654                                                        6,221            3,789             3,100
     Borrowed funds                                                          792              368               430              202
                                                                       ---------        ---------          --------          -------
         Total interest expense                                            8,446            6,589             4,219            3,302
Net interest income                                                       13,717           12,764             6,937            6,442
Provision for possible loan losses                                           562              558               240              285
                                                                       ---------        ---------          --------          -------

Net interest income after provision for possible loan losses              13,155           12,206             6,697            6,157

Noninterest income:
     Service charges, fees and commissions                                 1,541            1,269               827              647
     Investment securities gains, net                                      1,403              161               174              163
     Gain on the sales of loans, net                                       1,367              415               826              118
     Other                                                                    99               71                55               34
                                                                       ---------        ---------          --------          -------
         Total noninterest income                                          4,410            1,916             1,882              962

Noninterest expense:
     Salaries and employee benefits                                        5,860            4,806             3,060            2,390
     Occupancy                                                             1,042            1,078               507              532
     Furniture and equipment                                                 772              643               418              341
     Outside services                                                        541              706               324              417
     Postage and supplies                                                    445              391               221              178
     Insurance and assessments                                               166               94                79               49
     Losses, writedowns, expenses - other real estate owned                   27              161               (41)             130
     Amortization of goodwill                                                195              157                97               78
     Loss on sale of portfolio loans                                         715
     Other                                                                 1,336            1,270               618              594
                                                                       ---------        ---------          --------          -------
         Total noninterest expense                                        11,099            9,306             5,283            4,709
                                                                       ---------        ---------          --------          -------
Income before taxes                                                        6,466            4,816             3,296            2,410
Income taxes                                                               2,622            1,814             1,344              910
                                                                       ---------        ---------          --------          -------
Net Income                                                             $   3,844        $   3,002          $  1,952          $ 1,500
                                                                       =========        =========          ========          =======
Net income per share--Basic                                            $     0.74       $     0.59         $    0.38         $  0.29
Net income per share--Diluted                                          $     0.73       $     0.59         $    0.37         $  0.29
Weighted average shares of
  Common Stock outstanding--Basic                                           5,167            5,086             5,172           5,086
Weighted average shares of
  Common Stock outstanding--Diluted                                         5,301            5,086             5,288           5,086



        The accompanying notes are an integral part of these statements.

                                     Page-4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                               Six Months Ended June 30,
(thousands of dollars)                                                                         1998                  1997
-------------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                          $    3,844            $    3,002
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                              450                   541
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                       (95)                   55
       Securities losses (gains), net                                                        (1,403)                 (161)
       Accretion of discounts and amortization of premiums on bonds, net                         11                   (15)
       Accretion, net of amortization, of purchase accounting adjustments                                            (107)
       Amortization of goodwill and other intangibles                                           195                   157
       Provision for possible loan losses                                                       562                   558
       Loss on sale of portfolio loans, net                                                     440                     0
       (Increase) decrease in accrued interest income and other assets, net                  (1,024)                  416
       Decrease (increase) in loans held-for-sale                                            (5,656)                  217
       (Decrease) increase in accrued interest payable and other liabilities, net               748                (2,139)
                                                                                          ---------             ---------
              Net cash provided by (used for) operating activities                           (1,928)                2,283
                                                                                          ----------            ---------

Financing activities:
     Net decrease in noninterest-bearing accounts                                           (13,085)                2,510
     Net (decrease) increase in interest-bearing accounts                                    (6,506)               (8,626)
     Net increase in short-term borrowings                                                    4,581                 4,531
     Net increase in long-term borrowings                                                     7,843                 6,000
     Proceeds from issuance of common stock                                                     103                    21
     Cash dividends paid                                                                       (934)                 (751)
                                                                                          ---------             ---------
              Net cash used for financing activities                                         (8,005)                3,685
                                                                                          ---------             ---------

Investing activities:
     Loans originated, net of principal collections                                          (7,607)               (7,537)
     Proceeds from sale of portfolio loans                                                   11,988
     Purchases of securities available-for-sale                                             (32,624)              (18,855)
     Proceeds from sales of securities available-for-sale                                    12,603                12,142
     Proceeds from maturities of securities available-for-sale                               18,012                 9,681
     Purchases of securities held-to-maturity                                                                         (25)
     Proceeds from maturities of securities held-to-maturity                                  1,598                   258
     Proceeds from sales of other real estate owned                                           2,403                 1,749
     Purchases of premises and equipment, net                                                  (599)                 (519)
     Sales of premises and equipment                                                             46
     Capitalization of expenditures on other real estate owned                                 (327)                  (65)
                                                                                          ---------             ---------
              Net cash provided by (used for) investing activities                            5,493                 3,133
                                                                                          ---------             ---------
     Increase (decrease) in cash and cash equivalents                                        (4,440)                2,835
     Cash and cash equivalents, beginning of period                                          47,709                39,892
                                                                                          ---------             ---------
     Cash and cash equivalents, end of period                                            $   43,269            $   42,727
                                                                                          =========             =========


        The accompanying notes are an integral part of these statements.



                                    Page-5-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("New England Bank"), The Equity Bank ("Equity Bank") and Community Bank ("Community Bank") (together the "Subsidiaries"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     On, July 10, 1998, Olde Port Bank & Trust Company ("Olde Port"), a New Hampshire state-chartered bank and trust company, became NECB's fourth wholly owned banking subsidiary. Under the terms of the Plan and Agreement of Merger, for each share of Olde Port Common Stock, holders were to receive NECB Common Stock with a market value of $200.00. The final exchange ratio was computed based upon the average closing price of NECB shares for the ten (10) trading days preceding final regulatory approval. Based upon this average ($23.075), at the Effective Time each share of Olde Port Common Stock outstanding immediately prior to the Effective Time was converted into the right to receive 8.6674 shares of NECB common stock for each share of Olde Port common stock owned. The resulting transaction value was $13.7 million. The transaction was accounted for as a pooling of interests. It occurred after June 30, 1998 and as such NECB's consolidated financial statements included in this quarterly report do not reflect the results of Olde Port's operations.

     Olde Port serves Portsmouth and the surrounding communities. At June 30, 1998, Olde Port had assets of $49 million, deposits of $41 million, $30 million in loans outstanding, and shareholders' equity of $5 million.


                                    Page-6-

Note 3- Merger Agreements

     On March 19, 1998, Bank of South Windsor ("South Windsor"), of South Windsor, Connecticut, and NECB entered into a Plan and Agreement of Merger (the "Merger Agreement") whereby South Windsor will be acquired by NECB and merged with and into New England Bank. Under the terms of the Merger Agreement, NECB will acquire South Windsor on a stock-for-stock basis in a tax-free exchange fixed at 1.3204 shares of NECB common stock for each share of South Windsor common stock. Using NECB's closing price on March 18, 1998 of $25.50 per share, the transaction would have a value of $33.67 per share to South Windsor shareholders and an aggregate transaction value of approximately $32.8 million. In the event that the average closing price of NECB stock, for the twenty days ending on the date of final regulatory approval, is less than $23.48, the exchange ratio will (subject to certain qualifications) be adjusted to result in the receipt by South Windsor shareholders of NECB shares having a value of $31.00 per share of South Windsor common stock.

     At June 30, 1998, South Windsor had assets of $000 million, deposits of $000 million, loans of $00 million, and shareholders' equity of $00 million. South Windsor is a Connecticut-chartered commercial bank with banking offices in South Windsor, Vernon and East Hartford, Connecticut.


Note 4- Disclosure for Statements of Cash Flows

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                     $2,633                  $515
     Real estate acquired through foreclosure                    735                   952
     Income tax paid                                           3,723                 1,041
     Interest paid                                             7,743                 6,788


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's serviced loan portfolio. As noted in Note 2 above, the acquisition of FBWH was accounted for as a pooling of interests. As such, all prior results have been restated as though the companies had been combined as of the earliest period presented.

     NECB reported record net income for the second quarter of 1998 of $1,952,000, or $0.37 per diluted share, compared to net income of $1,500,000, or $0.29 per diluted share, reported in 1997. This represents an increase of $476,000 or 32% over net income reported in the previous year. On an earnings per share basis, second quarter 1998 net income increased 27% over the second quarter of 1997. Two important measures of performance also increased significantly when compared to the same period last year. Return on assets ("ROA") rose 11% while equity ("ROE") increased 22%. The ROA and ROE amounted to 1.33% and 14.12%, respectively, for 1998 compared to 1.20% and 11.62%, for the second quarter of 1997. Growth in net income and earnings per share reflects the additional revenue and savings achieved in conjunction with the Company's acquisitions of First Bank and Community Bank and strong growth in noninterest income.

     Net interest income on a fully taxable-equivalent ("FTE") basis totaled $6,983,000 for 1998 compared to $6,483,000 in 1997. Reflecting the downward trend in interest rates during much of 1998 (e.g., the benchmark 30-year treasury declined 30 basis points from 5.92% in December 1997 to 5.62% in June
1998),  NECB's  consolidated  net interest margin

                                    Page-7-
remained a strong 5.14% in the second quarter of 1998. This compared to an historically high 5.61% net interest margin achieved during the second quarter of 1997.

     The provisions for possible loan losses were $240,000 compared to $285,000 in the comparable period in 1997. Improving loan performance and increased use of government guaranteed loan programs slowed the need for new loan loss reserves in quarter ended June 30, 1998 compared to last year. With regard to loan performance, the ratio of nonperforming assets to total assets decreased to 1.04% at June 30, 1998 compared to 1.27% a year earlier.

     Noninterest income rose sharply and totaled $1,882,000 in 1998 compared to $962,000 in 1997--an increase of $920,000, or 96%. Noteworthy increases occurred in gains from the sale of mortgage loans and service charges, fees and commissions which rose $920,000 and $180,000, respectively. More significantly, in the aggregate noninterest sources of income accounted for 21% of operating income (net interest income plus noninterest income) in the second quarter compared to 13% for the same quarter in 1997.

     Noninterest expense totaled $5,283,000 in the second quarter of 1998 compared to $4,709,000 in 1997. The increase primarily resulted from the addition of Community Bank which was accounted for as a purchase and thus the results of its operations are only included from the date of the acquisition. NECB's efficiency ratio, which measures how much a dollar of revenue costs to produce, equaled 59.3% for the second quarter of 1998 compared to 61.0% for the same period in 1997.

     Through the first six months of 1998, NECB reported net income of $3,844,000 or $0.73 per diluted share, an increase of $842,000 compared to $3,002,000 or $0.59 per diluted share for the same period last year. Returns on average assets and average equity for the six months ended June 30, 1998 were 1.31% and 13.95%, compared to 1.20% and 11.87% for the same period a year earlier.

     During the first six months of 1998, net interest income on a fully taxable-equivalent basis totaled $13,821,000 compared to $12,845,000 in 1997. While provisions for loan losses were essentially unchanged from 1997, noninterest income increased $2,494,000, or more than 130% above last year's total, and amounted to $4,410,000 compared to $1,916,000 for the same period in 1997. Gains from the sale of securities and gains for the sale of mortgage loans each increased significantly compared to a year ago. Noninterest expense totaled $11,099,000 in 1998 compared to $9,306,000 in 1997.

     Total assets at June 30, 1998 were $602,422,000 compared to $606,170,000 at December 31, 1997. Total loans at June 30, 1998 amounted to $400,356,000 compared to $408,535,000 at December 31, 1997. Absent the effect of the bulk loan sale completed at the end of the first quarter of 1998, loans would have increased slightly during the first half of 1998. Total deposits amounted to $503,011,000 at June 30, 1998 compared to $522,644,000 at December 31, 1997. A decline in NECB's deposit base during the first half of the year is a recurring phenomenon observed by management. Offsetting this outflow, NECB increased its use of alternative funding sources by increasing its long-term debt outstanding during the year to $19,448,000 at June 30 1998 compared to $11,612,000 at year-end 1997. Short-term borrowings (primarily repurchase agreements) also increased substantially totaling $18,617,000 compared to $14,036,000 at December 31, 1997.

     Shareholders' equity increased $2,796,000 from $53,823,000 at December 31, 1997 to $56,619,000 at quarter-end. At June 30, 1998, the ratio of equity to total assets equaled 9.40%. When goodwill resulting from the Equity Bank, Manchester State Bank and Community Bank acquisitions is excluded, tangible equity capital is reduced to $51,577,000,or 8.56% of total assets. The resulting tangible book value per share amounted to $9.88 at June 30, 1998 compared to $8.92 at December 31, 1997.

     Note: During the second quarter management reclassified short-term investments (e.g., money market funds) to cash and cash equivalents from securities available-for-sale. These short-term instruments (with original maturities of three months or less) are highly liquid and readily convertible to known amounts of cash. The consolidated statements of cash flows have also been adjusted to reflect this reclassification.

                                    Page-8-

Results of Operations--three months ended June 30, 1998 and 1997

     For the three months ended June 30, 1998, the Company reported net income of $1,952,000, or $0.37 per diluted share, compared to $1,500,000, or $0.29 per diluted share, for the same period of 1997. Strong growth in noninterest sources of income fueled much of this improvement which, as noted previously, increased 96% over the same period in 1997. Also showing improvement was net interest income, which on an FTE basis increased $500,000, or 7.7%, from the same period in 1997. The acquisition of Community Bank, increased commission payments and expenses related to systems and technology upgrades served to increase noninterest expense by $574,000, or 12%, to $5,283,000 in the second quarter of 1998 compared to 1997.


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

(Amounts in thousands)

Three Months Ended June 30,                                       1998             1997             % Change
------------------------------------------------------------------------------------------------------------
Interest income (financial statements)                           $11,156         $  9,744            14.5%
Tax equivalent adjustment                                             46               41            12.2%
                                                               ---------         --------
  Total interest income (on an FTE basis)                         11,202            9,785            14.5%
Interest expense                                                  (4,219)          (3,302)           27.8%
                                                               ---------         --------
Net interest income (on an FTE basis)                          $   6,983         $  6,483             7.7%
                                                               =========         ========


     For the second quarter of 1998, net interest income on an FTE basis was $6,983,000, a 7.7% increase over the $6,483,000 in the comparable period in 1997. A key factor in the $500,000 increase in 1998 was the increase in average loans outstanding. Internal growth and the acquisition of Community Bank (which provided an additional $55,000,000 in loans outstanding) served to increase interest income on loans by $1,715,000 during the second quarter of 1998 compared to the same period a year earlier.

     The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended June 30, 1998 decreased to 5.14% from the historic high of 5.61% in 1997. With the economy still performing well, competition among area lenders remains intense. This coupled with a general decline in borrowing rates served to reduce the yield on earning assets to 8.25% in the quarter ended June 30, 1998 compared to 8.47% for the same period a year ago. Helping to lessen the effect of the loan pricing pressure was an improved mix of interest-earning assets. During the quarter ended June 30, 1998, average loans outstanding represented 74% of earning assets compared to 72% for the same period last year. Meanwhile, the yield on interest-bearing liabilities increased 13 basis points and equaled 3.96% for the quarter ended June 30, 1998 compared to 3.83% a year earlier. The acquisition of Community Bank, which typically paid depositors higher rates than NECB's other affiliates, served to increase NECB's consolidated yield on interest-bearing liabilities. Management has observed that its depositors have become increasingly rate sensitive--with a greater percentage of its customers actively seeking out the "best" deal. To minimize this effect, the Company has increased it use of alternative funding sources (e.g., FHLB borrowings). Without the use of these borrowings, NECB's yield on interest-bearing liabilities would have increased further.

                                    Page-9-


Consolidated Average Balances/Interest Earned or Paid/Rates

Three Months Ended                                                   June 30, 1998                   June 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                                           Average            Average      Average             Average
(Amounts in thousands)                                     Balance  Interest     Rate      Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Assets:
   Federal funds sold                                   $    3,523   $    47    5.35%    $  11,319   $    153    5.42%
   Securities held-to-maturity                               9,887       174    7.06%       10,567        195    7.40%
   Securities available-for-sale                           123,397     1,947    6.33%      115,651      1,785    6.19%
   Mortgages held for sale                                   6,998        90    5.16%        1,866         30    6.45%
   Loans (A)                                               400,863     8,944    8.95%      323,991      7,622    9.44%
                                                        ----------   -------             ---------    -------
      Total interest-earning assets                        544,668    11,202    8.25%      467,216      9,785    8.47%

   Allowance for loan losses                               (8,949)                         (7,337)
   Cash and due from banks                                  25,373                          16,615
   Other assets                                             26,264                          22,796
                                                        ----------                       ---------
Total Assets                                              $587,356                       $ 495,467
                                                          ========                        ========

Liabilities:
   Regular savings deposits                             $  121,376   $   670    2.15%    $ 104,843   $    514    1.97%
   NOW account deposits                                     52,951       215    1.63%       45,306        210    1.86%
   Money market deposits                                     2,211        14    2.54%        4,252         24    2.26%
                                                        ----------   -------             ---------    -------
      Total savings deposits                               176,537       878    2.04%      154,402        748    1.94%
   Time deposits                                           218,360     2,987    5.31%      177,633      2,352    5.31%
   Short-term borrowings                                    12,070       146    4.25%        3,966         51    5.16%
   Long-term borrowings                                     20,204       216    6.00%        9,919        151    6.11%
                                                        ----------   -------             ---------    -------
      Total interest bearing liabilities                   427,171     4,227    3.96%      345,919      3,302    3.83%
   Demand deposits                                         100,703                          95,963
   Other liabilities                                         4,059                           2,629
                                                        ----------                       ---------
      Total Liabilities                                    531,933                         444,512
   Equity                                                   55,422                          50,956
Total Liabilities & Equity                              $  587,356                       $ 495,467
                                                         =========                        ========

Net interest income--FTE basis                                       $  6,983                        $  6,483
                                                                      =======                         =======
Net interest margin                                                             5.14%                            5.61%
Net interest spread                                                             4.29%                            4.64%


(A) Average loans include nonaccruing loans.

Rate/Volume Analysis

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



                                    Page-10-


                                                                                        Change due to
                                                                  Total                   Change in:
                                                               Increase               --------------------
(amounts in thousands)                                       (Decrease)               Rate          Volume
----------------------------------------------------------------------------------------------------------
Interest earned on:
Federal funds sold                                             $   (106)         $     (2)         $  (104)
Securities held-to-maturity                                         (21)               (9)             (12)
Securities available-for-sale                                       162                40              122
Mortgages held for sale                                              60                (6)              66
Loans                                                             1,322              (393)           1,715
                                                               --------          --------          -------
Total interest-earning assets                                     1,417              (370)           1,787
                                                               --------          --------          -------

Interest paid on:
Regular savings deposits                                       $    156          $     65          $    91
NOW account deposits                                                  5               (26)              31
Money market deposits                                               (10)                3              (13)
                                                               --------          --------          -------
     Total savings deposits                                         151                42              109
Time deposits                                                       538                (1)             539
Short-term borrowings                                                77                (9)              86
Long-term borrowings                                                151                (3)             154
                                                               --------          ---------         -------
Total interest-bearing liabilities                                  917               (29)             888
                                                               --------          --------          -------
Net interest income change                                     $    500          $   (399)         $   899
                                                               ========          =========         =======


Noninterest Income

     For the quarter ended June 30, 1998, noninterest income increased $920,000 and totaled $1,882,000, compared to the second quarter in 1997. Much of this increase, $708,000, was the result of increased revenues from origination and sale of mortgage loans. NECB considers mortgage lending an important part of its core community banking franchise. New England Community Mortgage Corp. ("NECM"), was formed earlier in the year to take better advantage of the company's ability to originate residential loans within the communities served by our banking operations in Connecticut while allowing expansion into other communities not served by our Banks. With an emphasis on efficiently serving the home buying public, during first half of 1998 the mortgage company originated $98 million in mortgage loans and was ranked 21st among all lenders in Connecticut.

     Also contributing to the growth in noninterest income was service charges, fees and commissions. While the acquisitions have served to increase noninterest income, NECB's broader, more comprehensive product choices delivered with a commitment to service have allowed the Company to forge many new small business relationships. Reflecting the combined effect of the acquisitions and new and expanded relationships, service charges, fees and commissions rose $180,000 or 28% to $827,000 in the quarter ended June 30, 1998 compared to a year earlier.

Noninterest Expense

     Noninterest expenses amounted to $5,283,000 during the second quarter of 1998. This is a $574,000 increase, or 12%, over $4,709,000 reported during the same quarter in 1997. In addition to the effect of Community Bank, increased commission payments--related to growth in both the mortgage subsidiary and mutual fund sales--and expenses related to systems and technology upgrades offset the economies achieved following the August, 1997 acquisition of First Bank.


Results of Operations--six months ended June 30, 1998

     Through the first six months of 1998, NECB reported net income of $3,844,000 or $0.73 per diluted share, an increase of $842,000 compared to $3,002,000 or $0.59 per diluted share for the same period last year. Returns on average assets and average equity for the six months ended June 30, 1998 were 1.31% and 13.95%, compared to 1.20% and 11.87% for the same period a year earlier. Growth in net income and earnings per share during the first half of 1998


                                    Page-11-
reflects new revenue and cost savings achieved in conjunction with the Company's acquisitions and strong growth in noninterest income. In particular, gains from the sale of mortgage loans and gains from investment securities rose sharply compared to the previous year. Provisions for loan losses were essentially unchanged from 1997.

     During the first six months of 1998, net interest income on a fully taxable-equivalent basis increased $976,000 and totaled $13,821,000 compared to $12,845,000 in 1997.

Net Interest Income

(amounts in thousands)

Nine Months Ended June 30,                                   1998             1997            % Change
------------------------------------------------------------------------------------------------------
Interest income (financial statements)                     $22,163            $19,353          14.52%
Tax equivalent adjustment                                      104                 81          28.40%
                                                         ---------          ---------
Total interest income (on an FTE basis)                     22,267             19,434          14.58%
Interest expense                                            (8,446)            (6,589)         28.18%
                                                         ---------          ---------
Net interest income (fully taxable equivalent)           $13,821              $12,845           7.60%
                                                         =======              =======

Noninterest Income

     Through the first six months of 1998, noninterest income increased sharply and totaled $4,410,000, compared to $1,916,000 reported for the same period in 1997. Aided by moderate interest rates (the bellwether 30-year bond remained under 6% for the quarter), demand for home purchase financing remained strong and enabled NECB's subsidiary to originate a record $98,000,000 in loans during the first half of 1998. With the vast majority of these loans being fixed rate, gains from their sale increased accordingly. Compared to first half of 1997, gains form the sale of mortgage loans more than doubled and totaled $1,367,000. Gains from the sale of securities also increase sharply compared to a year ago. During the first half of 1998, NECB realized gains from the sale of securities of $1,403,000. In addition to gains recorded by the Subsidiaries, the parent company recorded a gain of $898,000 from the sale of its own investment securities.

     Service charges, fees and commissions also increased substantially, totaling $1,541,000 in the first half of 1998. This represents a $272,000, or 21%, increase compared to the $1,269,000 recorded through the first six months of 1997. This increase resulted from several factors. The inclusion of Community Bank (which, as noted earlier, was accounted for as a purchase), selected price increases and increased volume of services provided to our growing base of customers all contributed to this increase.

Noninterest Expense

     Noninterest expenses amounted to $11,099,000 during the first half of 1998. Excluding the one-time charge of $715,000 related to the bulk sale of loans, other noninterest expenses increased by $1,078,000 or 11% from the same period in 1997. The inclusion of the expenses of Community Bank, for the first time, accounted for $865,000 of this increase. The remaining $213,000 increase represented a modest 2% on a year to year basis and was achieved through gaining efficiencies following the acquisitions of First Bank of West Hartford and Community Bank within the last 12 months.

Financial Condition

     Total assets at June 30, 1998 were $602,422,000, a largely seasonal decrease of $3,748,000 from $606,170,000 at year-end. During the first six months of 1998 loan production remained strong, especially residential mortgage loans. These loans are typically sold in the secondary market upon closing. As interest rates declined during the first half of 1998 the Company experienced a moderate rise in prepayments, which has been noted throughout the industry. When the effect of the March 30th bulk loan sale is excluded, loans outstanding rose $1,977,000. Loans consisted of the following:



                                    Page-12-

(Amounts in thousands)
                                           June 30,       December 31,
                                             1998             1997
----------------------------------------------------------------------
Commercial and financial                $   116,424       $   102,105
Real estate:
    Construction                             17,940            19,620
    Residential                              98,766            111,32
    Commercial                              129,253           133,803
Consumer                                     37,973            41,686
                                        -----------       -----------
Gross loans outstanding                 $   400,356       $   408,535
                                        ===========       ===========

     Securities available-for-sale increased from December 31, 1997 and ended the second quarter at $115,699,000 while held-to-maturity decreased and totaled $9,738,000 at quarter end. This compares to $120,448,000 and $11,336,000 for available-for-sale and held-to-maturity, respectively, at year-end. Federal funds increased and totaled $6,600,000 at quarter-end compared to $4,650,000 at December 31, 1997. Federal funds--which are overnight loans to other banks--represent excess reserves that are the Company's most liquid assets and as such are available to meet short-term cash flow needs of the Company and its customers.

     The $1,246,000 reduction in other real estate owned brought this account down to $1,624,000, or 0.27% of total assets, at June 30, 1998. During the first six months of the year the Company acquired properties with a value of $1,062,000 through foreclosure and disposed of properties with a market value of $2,308,000.

     Total deposits, which constitute the principal funding source of the Company's assets, decreased $19,633,000 from December 31, 1997 and amounted to $503,011,000 at June 30, 1998. This is consistent with past years and reflects seasonal cash flows of NECB's deposit customers--especially noninterest deposits. In February, management increased long-term debt (from the Federal Home Loan Bank of Boston) with two amortizing notes:


          Term                       Rate                Maturity Date                 Amount
--------------------------- ------------------------- ------------------------- -----------------
          5-Year                     5.95%               February 18, 2003             $4,000,000
         10-Year                     5.93%               February 19, 2008             $4,000,000
--------------------------- ------------------------- ------------------------- ------------------

     Total shareholders' equity was $56,619,000 at June 30, 1998, an increase of $2,796,000 over December 31, 1997.

Securities held-to-maturity

     Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $11,336,000 at December 31, 1997 to $9,738,000 at June 30, 1998.






                                    Page-13-



                                                                  June 30, 1998                     December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                           Amortized                            Amortized
                                                                Cost           Fair                  Cost           Fair
(Amounts in thousands)                                         Basis          Value                 Basis          Value
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                      $   5,399      $   5,416                $6,398         $6,430
Debt securities issued by states and
    political subdivisions of the states                       2,839          2,930                 2,841          2,944
Mortgage-backed securities                                     1,285          1,293                 1,882          1,885
Other debt securities                                            215            221                   215            219
                                                           ---------      ---------             ---------      ---------
                                                           $   9,738      $   9,860               $11,336        $11,478
                                                           =========      =========             =========      =========

Securities available-for-sale

     Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At June 30, 1998, the net unrealized gain on securities available-for-sale was $1,630,000 while at December 31, 1997 the net unrealized gain was $1,923,000, representing a decrease in net unrealized gains of
$293,000. As shown in the table below, investments in securities available-for-sale totaled $114,069,000 at June 30, 1998 versus $112,590,000 at December 31, 1997:


                                                                 June 30 1998                      December 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                           Amortized                            Amortized
                                                                Cost           Fair                  Cost           Fair
(Amounts in thousands)                                         Basis          Value                 Basis          Value
------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                              $   10,894     $   11,637             $  11,214      $  12,323
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                         78,714         79,351                76,373         76,948
Corporation debt securities                                   10,511         10,617                 9,968         10,053
Asset-based securities                                         1,312          1,314                   527            527
Mortgage-backed securities                                    12,638         12,780                12,585         12,730
                                                          ----------     ----------            ----------     ----------
                                                            $114,069       $115,699              $110,657       $112,590
                                                          ==========     ==========            ==========     ==========

     Note: During the second quarter management reclassified short-term investments (e.g., money market funds) to cash and cash equivalents from securities available-for-sale. These short-term instruments (with original maturities of three months or less) are highly liquid and readily convertible to known amounts of cash.


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

     NPAs include nonaccrual loans and other real estate owned ("OREO"). Generally, loans are placed in nonaccrual status when they are past due greater than ninety days or the repayment of interest or principal is considered to be in doubt. OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are made to reduce the carrying amount of loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions, if needed, are charged to operating income. In addition to NPAs, the asset quality of the Company can be measured by the amount of the

                                    Page-14-
provision, charge-offs and several credit quality ratios presented in the discussion concerning "Provision and Allowance for Loan Losses."

(Amounts in thousands)
                                                   June 30, 1998                   December 31,1997
---------------------------------------------------------------------------------------------------

Nonaccrual loans                                      $    4,635                      $    9,075
OREO                                                       1,624                           2,870
                                                      ----------                      ----------
Total nonperforming assets                            $    6,259                      $   11,945
                                                      ==========                      ==========
Loans past due in excess of ninety days
  and accruing interest                               $      640                      $      951

     NPAs decreased $5,686,000 or 48% in the six months ended June 30, 1998 and represented 1.04% of total assets. compared to 1.97%, at December 31, 1997. This decrease in nonperforming assets primarily resulted from a bulk sale of loans completed at the end of the first quarter. Taking advantage of a favorable secondary market for such loans, NECB sold $11,988,000 of problem assets to an investor that specializes in workout loans. The majority of the assets sold had been obtained in several recent acquisitions (e.g., the Community Bank acquisition brought with it approximately $4,209,000 in NPAs). The sale had two positive effects upon NECB's second quarter: (i) net interest income was helped by the reemployment of the sale proceeds and (ii) certain costs related to the effort to work-out and/or collect these loans was avoided.

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

Activity in Nonperforming Assets
(Amounts in thousands)

Six Months ending June 30,                               1998             1997
------------------------------------------------------------------------------
December 31, 1997 and 1996                          $11,945$8,757
    Additions 4,755                                     1,306
    Reductions:
      Payments                                           (482)            (853)
      Charge-offs and writedowns                       (3,409)            (877)
      Sales, net                                       (6,550)          (1,687)
                                                    ---------        ---------
Ending Balance, June 30, 1998 and 1997              $   6,259        $   6,646
                                                    =========        =========

     As noted above, much of the decrease in nonperforming assets results from the bulk sale.

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


                                    Page-15-

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended March 31, 1998 and 1997. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.


(In thousands)
Six Months Ended June 30,                                                 1998               1997
-------------------------------------------------------------------------------------------------
Balance beginning of period                                           $  9,257         $   6,660
Provisions charged to operations                                           562               558
Recoveries on loans previously charged-off                                 340               280
Charge-offs taken in conjunction with bulk loan sale
 (i.e., specific allocated reserves)                                   (1,392)                 0
Loans charged-off                                                      (1,581)              (795)
                                                                      -------          ---------
Balance end of period                                                 $  7,186         $   6,703
                                                                      ========         =========

     Provisions for possible loan losses charged to operations for the first six months of 1998 were essentially unchanged from a year earlier and totaled $562,000 compared to $558,00 for the same period in 1997. During the six-month period, total charge-offs increased by $2,178,000 and is largely due to the bulk loan sale.

Capital

     The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

     As of June 30, 1998, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for June 30, 1998 and 1997 were:

                                                  Minimum Level           1998               1997
                                                  -------------           ----               ----
Total Risk-Based............................            8%               13.2%              14.4%

Tier 1 Risk-Based...........................            4%               12.0%              13.2%

Leverage....................................            4%                8.5%               9.4%


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

The Year 2000 Problem

NECB, like all institutions that utilize computer technology, is facing challenges associated with the possibility that some existing computer systems will be unable to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000 Problem"). The Year 2000 Problem is the result of computer programs using two digits rather than four in date fields that define the year. Any computer programs used by NECB that have time-sensitive software may recognize a date field using "00" as the year 1900 rather than the year 2000. If not modified or replaced, these programs could cause system failures or miscalculations, which could adversely affect NECB's ability to process customer transactions or provide customer service.

                                    Page-16-

NECB is performing a comprehensive review of both its information technology ("IT") and non-IT systems (e.g., embedded technology such as micro-controllers) to identify those systems that could be affected by the Year 2000 Problem. Further, NECB is developing a comprehensive multi-phase project management process to modify or replace all affected IT systems and test them for Year 2000 compliance. Thus far, NECB has completed its written testing strategies and plans.

     NECB largely relies upon third-party providers for its IT software. NECB is monitoring the activities of its providers to ensure that appropriate development and implementation plans to address the Year 2000 Problem are in place. NECB has taken steps to identify alternative vendors in the event that one or more of these providers fail to become Year 2000 compliant. While NECB expects its Year 2000 plan to be completed on a timely basis (to allow for adequate testing in late 1998 and 1999), there can be no assurance that the systems of other companies on which NECB's systems may rely also will be completed in a timely fashion. In addition, NECB exchanges data with a number of other entities, such as credit bureaus and governmental entities. The failure of these entities to adequately address the Year 2000 Problem could adversely affect NECB's ability to conduct its business.

     Costs associated with modifying existing system applications have been and will continue to be expensed as incurred. While some analysis remains to be completed, NECB does not expect incremental costs associated with any IT systems modifications and/or IT equipment for Year 2000 compliance to be material.

Forward Looking Statements

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

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of New England Community Bancorp, Inc. was held on Tuesday, April 21, 1998. Stockholders voted on and approved each of the following proposals:

       1. To elect the following eight (8) individuals to the Company's Board of Directors until the next Annual Meeting and the election and qualification of their successors:

                                                              Number of                 Number of Shares
         Individual                                           Shares For                Withholding Authority
         ----------                                           ----------                ---------------------

         John C. Carmon                                       3,958,999                           64,501
         Gary J. DeNino                                       3,926,188                           97,312
         Frank A. Falvo                                       3,926,425                           97,075
         Dominic J. Ferraina                                  3,959,329                           64,171
         John R. Harvey                                       3,959,329                           64,171
         David A. Lentini                                     3,938,780                           84,720
         Angelina J. McGillivray                              3,924,950                           98,550
         Michael P. Solimene                                  3,916,171                          107,329



                                    Page-17-

       2. To approve a stock option plan of the Company for non-officer directors:

            For Approval            Against Approval              Abstain              Non-Vote
            ------------            ----------------              -------              --------
               3,373,232                 470,010                   130,783              49,475

       3. To increase the number of shares of Common Stock the Company is authorized to issue from 10,000,000 to 20,000,000:

           For Approval              Against Approval              Abstain
           ------------              ----------------              -------
              3,733,379                    260,853                  29,268

       4.  To   eliminate   the  present   Article  XI,   relating  to  business
combinations:

            For Approval             Against Approval               Abstain             Non-Vote
            ------------             ----------------               -------             --------
               3,082,950                   76,206                   119,102              745,242

       5. To incorporate prior amendments, reflect revisions in the General Corporation Law of Delaware and make minor changes in wording:

           For Approval              Against Approval               Abstain
           ------------              ----------------               -------
              3,933,486                     50,384                  39,630

       6. To ratify the resolution adopted by the Board of Directors appointing the independent public accounting firm of Shatswell, MacLeod & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 1999

           For Approval              Against Approval                Abstain
           ------------              ----------------                -------
              3,954,711                      15,599                  53,190

       7. Conduct other such business properly brought before the meeting:

           For Approval              Against Approval                Abstain
           ------------              ----------------                -------
              3,907,893                       75,373                 40,234

Item 5.    Other Information - None

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit Number                 Exhibit
                  3                              Amended and Restated Articles
                                                 of Incorporation of New
                                                 England Community Bancorp, Inc.

                  27                             Financial Data Schedule

         (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998:

             (i)    South Windsor Financial Statements


                                    Page-18-

         In connection with NECB's acquisition of the South Windsor, certain documents filed by South Windsor were incorporated by reference into NECB's Registration Statement filed on Form S-4. As such, South Windsor's Annual Report on Form 10-K for the year ended December 31, 1997 and South Windsor Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 were filed on Form 8-K.




                                    Page-19-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEW ENGLAND COMMUNITY BANCORP, INC.


Date:  August 12, 1998               By:  -------------------------------------
                                          Anson C. Hall
                                          Vice President and Treasurer