Form 10-Q
period 1998-09-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1998-11-17
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1998            Commission File Number 0-14550


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
YES      X         NO
     -------          --------


The number of shares of common stock of the registrant outstanding as of October 31, 1998 was 7,027,554.







The total number of pages in this report is 19.





                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

Part I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements:

           Consolidated Balance Sheets--September 30, 1998 (unaudited)
           and December 31, 1997                                              3

           Consolidated Statements of Income--three and nine months
           ended September 30, 1998 and 1997 (unaudited)                      4

           Consolidated Statements of Cash Flows--nine months ended
           September 30, 1998 and 1997 (unaudited)                            5

           Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Part II.   OTHER INFORMATION                                                 16

Item 1.    Legal Proceedings                                                 16

Item 2.    Changes in Securities                                             16

Item 3.    Defaults Upon Senior Securities                                   16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 5.    Other Information                                                 16

Item 6.    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                       16

           SIGNATURES                                                        18


                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,      December 31,
                                                                                      1998              1997
(thousands of dollars)                                                         (Unaudited)
============================================================================================================
ASSETS:
     Cash and due from banks                                                    $   36,696        $   44,338
     Short-term investments                                                          3,027             8,252
     Federal funds sold                                                              5,057             8,725
                                                                                ----------        ----------
         Cash and cash equivalents                                                  44,780            61,315
     Interest bearing deposits with banks                                              693               594
     Securities held-to-maturity                                                     6,634            14,315
     Securities available-for-sale                                                 175,330           163,265
     Federal Home Loan Bank stock                                                    4,881             4,881

     Loans outstanding                                                             523,744           538,182
         Less: allowance for possible loan losses                                  (10,292)          (12,081)
                                                                                ----------        ----------
              Net loans                                                            513,452           526,101
     Loans held-for-sale                                                             9,999             2,966
     Accrued interest receivable                                                     5,689             5,480
     Premises and equipment                                                         13,957            13,301
     Other real estate owned                                                         1,936             3,196
     Goodwill                                                                        4,944             5,238
     Other assets                                                                    8,390             7,300
                                                                                ----------        ----------
Total Assets                                                                    $  790,685        $  807,952
                                                                                ==========        ==========

LIABILITIES:
     Deposits:
         Noninterest bearing                                                    $  144,931        $  152,951
         Interest bearing                                                          512,620           541,995
                                                                                ----------        ----------
              Total deposits                                                       657,551           694,946
     Short-term borrowings                                                          28,991            18,469
     Long-term debt                                                                 27,441            20,112
     Other liabilities                                                               4,542             5,039
                                                                                ----------        ----------
Total Liabilities                                                                  718,525           738,566

SHAREHOLDERS' EQUITY:
     Common Stock--$0.10 par value, authorized 20,000,000 shares:
     September 30, 1998, 7,027,554 outstanding; authorized
     10,000,000 shares: 7,042,799 outstanding                                          703               704
     Additional paid-in capital                                                     61,749            62,322
     Retained earnings                                                               7,719             4,974
     Net unrealized gain on securities available-for-sale                            1,989             1,386
                                                                                ----------        ----------
Total Shareholders' Equity                                                          72,160            69,386
                                                                                ----------        ----------
Total Liabilities & Shareholders' Equity                                        $  790,685        $  807,952
                                                                                ==========        ==========

        The accompanying notes are an integral part of these statements.


                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                   CONSOLIDATED INCOME STATEMENTS (Unaudited)

                                                                       Nine Months Ended                 Three Months Ended
                                                                          September 30,                      September 30,
(thousands of dollars; except per share data)                         1998             1997              1998             1997
==============================================================================================================================
INTEREST INCOME:
     Loans, including fees                                       $  36,027        $  31,863         $  11,829        $  10,904
     Securities:
         Taxable interest                                            8,192            7,653             2,727            2,567
         Interest exempt from federal income taxes                     339              146               200               56
         Dividends                                                     138              294                47              143
     Federal funds sold and other interest                             327              442                99              162
                                                                 ---------        ---------          --------          -------
         Total interest income                                      45,023           40,398            14,902           13,832

INTEREST EXPENSE:
     Deposits                                                       15,229           13,326             4,938            4,561
     Borrowed funds                                                  1,984            1,098               755              450
                                                                 ---------        ---------          --------          -------
         Total interest expense                                     17,213           14,424             5,693            5,011
Net interest income                                                 27,810           25,974             9,209            8,821
Provision for possible loan losses                                   1,192            1,327               387              559
                                                                 ---------        ---------          --------          -------

Net interest income after provision for possible loan losses        26,618           24,647             8,822            8,262

NONINTEREST INCOME:
     Service charges, fees and commissions                           3,047            2,756             1,013              913
     Investment securities gains, net                                1,504              207                87                8
     Gain on the sales of loans, net                                 2,280              613               913              198
     Other                                                             211              247                46               65
                                                                 ---------        ---------          --------          -------
         Total noninterest income                                    7,042            3,823             2,059            1,184

NONINTEREST EXPENSE:
     Salaries and employee benefits                                 11,749            9,950             3,942            3,329
     Occupancy                                                       2,086            2,157               675              700
     Furniture and equipment                                         1,474            1,453               487              584
     Outside services                                                1,571            1,449               573              264
     Postage and supplies                                              854              777               242              236
     Insurance and assessments                                         326              259                99               87
     Losses, writedowns, expenses - other real estate owned           (100)             397                14              185
     Amortization of goodwill                                          294              236                99               79
     Loss on sale of portfolio loans                                   715
     Acquisition expense                                             3,593            1,253             3,593            1,253
     Other                                                           2,756            2,590               651              900
                                                                 ---------        ---------          --------          -------
         Total noninterest expense                                  25,318           20,521            10,375            7,617
                                                                 ---------        ---------          --------          -------
Income before taxes                                                  8,342            7,949               506            1,829
Income taxes                                                         3,637            3,180               426              876
                                                                 ---------        ---------          --------          -------
Net Income                                                       $   4,705        $   4,769          $     80          $   953
                                                                 =========        =========          ========          =======
Net income per share--Basic                                      $    0.67        $    0.69          $   0.01          $  0.14
Net income per share--Diluted                                    $    0.65        $    0.69          $   0.01          $  0.14
Weighted average shares of
  Common Stock outstanding--Basic                                    7,046            6,950             7,038            6,969
Weighted average shares of
  Common Stock outstanding--Diluted                                  7,218            6,950             7,147            6,969

        The accompanying notes are an integral part of these statements.


                                    Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
(thousands of dollars)                                                                1998        1997
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                     $  4,705    $  4,769
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                     1,173       1,095
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                               (257)        145
       Securities gains, net                                                          (1,504)       (208)
       Accretion of discounts and amortization of premiums on bonds, net                 180          58
       Accretion, net of amortization, of purchase accounting adjustments                  9        (160)
       Amortization of goodwill and other intangibles                                    294         236
       Provision for possible loan losses                                              1,192       1,327
       (Gain) loss on sale of portfolio loans, net                                       715
       (Increase) decrease in accrued interest income and other assets, net           (1,479)        283
       Decrease (increase) in loans held-for-sale                                     (7,033)        531
       (Decrease) increase in accrued interest payable and other liabilities, net     (1,182)     (2,537)
                                                                                    --------    --------
              Net cash provided by (used for) operating activities                    (3,187)      5,539
                                                                                    --------    --------

FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing accounts                                     (8,020)      9,581
     Net (decrease) increase in interest-bearing accounts                            (29,333)     (5,907)
     Net increase in short-term borrowings                                            10,522       8,637
     Net increase in long-term borrowings                                              7,340      14,423
     Proceeds from issuance of common stock                                              437         126
     Cash dividends paid                                                              (1,595)     (1,130)
                                                                                    --------    --------
              Net cash used for financing activities                                 (20,649)     25,730

INVESTING ACTIVITIES:
     Loans originated, net of principal collections                                   (2,604)    (21,487)
     Proceeds from sale of portfolio loans                                            11,988          38
     Net (increase) decrease in interest-bearing time deposits                           (99)        168
     Purchases of Federal Home Loan Bank Stock                                                      (829)
     Purchases of securities available-for-sale                                      (70,773)    (62,904)
     Proceeds from sales of securities available-for-sale                             21,355      31,228
     Proceeds from maturities of securities available-for-sale                        41,591      19,265
     Purchases of securities held-to-maturity                                                     (1,026)
     Proceeds from maturities of securities held-to-maturity                           4,701       3,644
     Proceeds from sales of other real estate owned                                    3,123       3,667
     Purchases of premises and equipment, net                                         (1,755)       (859)
     Sales of premises and equipment                                                      49
     Capitalization of expenditures on other real estate owned                          (275)        (97)
                                                                                    --------    --------
              Net cash provided by (used for) investing activities                     7,301     (29,192)
                                                                                    --------    --------
     Increase (decrease) in cash and cash equivalents                                (16,535)      2,077
     Cash and cash equivalents, beginning of period                                   61,315      50,633
                                                                                    --------    --------
     Cash and cash equivalents, end of period                                       $ 44,780    $ 52,710
                                                                                    ========    ========
Schedule of noncash investing and financing activities
    Loans charged off, net of recoveries                                              $2,981        $642
    Real estate acquired through foreclosure                                           1,331       1,376
    Loans originated to facilitate sales of other real estate owned                      104
    Income tax paid                                                                    3,097       1,166
    Interest paid                                                                     17,173      14,612

                                    Page -5-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying condensed interim financial statements are unaudited and include the accounts of New England Community Bancorp, Inc. (the "Company" or "NECB") and its subsidiaries, New England Bank and Trust Company ("New England Bank"), The Equity Bank ("Equity Bank"), Community Bank ("Community Bank"), and Olde Port Bank (together the "Subsidiaries"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     During the third quarter of 1998, NECB completed two acquisitions. On, July 10, 1998, Olde Port Bank & Trust Company ("Olde Port"), a New Hampshire state-chartered bank and trust company, became NECB's fourth wholly owned banking subsidiary. NECB acquired Olde Port by issuing 585,986 shares of the Company's common stock for all of the outstanding common shares of Olde Port and all fully vested and exercisable stock options.

     On August 14, 1998, NECB acquired Bank of South Windsor ("South Windsor"), of South Windsor, Connecticut, by issuing 1,270,720 shares of the Company's common stock for all of the outstanding common shares of South Windsor. In conjunction with the transaction, shares of South Windsor common stock beneficially owned by NECB were cancelled and retired.

     The acquisitions of Olde Port and South Windsor were accounted for as poolings of interests and, as such, all prior period results have been restated as though the companies had been combined as of the earliest period presented.


                                    Page -6-

NOTE 3 - DISCLOSURE FOR STATEMENTS OF CASH FLOWS
------------------------------------------------

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                   $2,981       $642
     Real estate acquired through foreclosure                1,331      1,376
     Income tax paid                                         3,097      1,166
     Interest paid                                          17,173     14,612

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW
--------

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's serviced loan portfolio. As noted in Note 2 above, the acquisitions of Olde Port and South Windsor were accounted for as pooling of interests. As such, all prior period results have been restated as though the companies had been combined as of the earliest period presented.

     NECB reported record net operating income--net income before applying onetime charges related to mergers--for the third quarter of 1998 of $2,707,000, or $0.38 per diluted share, compared to net income of $2,145,000, or $0.31 per diluted share, reported in the same quarter in 1997. This is an increase of $562,000 or 26% over net operating income reported in the previous year. On an earnings per share basis, third quarter 1998 net income increased 23% over the third quarter of 1997. Two important measures of performance also increased significantly when compared to the same period last year. Excluding the onetime charges, the ROA and ROE for the third quarter of 1998 were 1.39% and 14.75%, respectively, compared to 1.20% and 12.82%, respectively, for the third quarter of 1997.

     The onetime charges related to the acquisitions of Olde Port and South Windsor amounted to $2,627,000, net of related tax benefits. Similarly, during the quarter ended September 30, 1997, NECB took a net charge of $1,192,000 in connection with completing its purchase of First Bank of West Hartford ("First Bank"). Charges to net income for mergers and acquisitions result from post-closing restructuring costs and costs associated with completing the transactions--including fees paid to advisors, attorneys and expenses related to proxy and registration statements. For the third quarter of 1998, net income was $80,000, or $0.01 per diluted share compared to $953,000, or $0.14 per diluted share, a year earlier. These events are summarized below:

(Amounts in thousands)
                                                     Quarter-ended September 30,
                                                        1998           1997
                                                      -------        --------
  Results as reported...........................      $    80        $    953
    Less:  merger related charges
     (tax effected)....                                 2,627           1,192
                                                      -------        --------
      Net income form operations................      $ 2,707        $  2,145
                                                      =======        ========

     Net interest income on a fully-taxable equivalent ("FTE") basis totaled $9,357,000 for 1998 compared to $8,854,000 in 1997. Despite the continuing trend toward lower market rates during much of 1998 (e.g., the benchmark 30-year Treasury declined 94 basis points from 5.92% in December 1997 to 4.98% in September 1998), NECB's consolidated net interest margin remains strong. In the third quarter of 1998 the margin was 5.23% compared to 5.35% achieved during the third quarter of 1997.

     The provisions for possible loan losses in the third quarter of 1998 were $387,000 compared to $559,000 in the comparable period in 1997. While loan performance was virtually unchanged from last year, the increased use of government guaranteed loan programs slowed the need for new loan loss reserves in quarter ended September 30, 1998 compared to last year. With regard to loan performance, the ratio of nonperforming assets to total assets remained below one percent of total assets and equaled 0.98% of total assets at September 30, 1998 compared to 0.95% a year earlier.

     Noninterest income rose sharply in the third quarter of 1998 and totaled $2,059,000 in 1998 compared to $1,184,000 in the period in 1997--an increase of $875,000, or 74%. Noteworthy increases occurred in gains from the sale of mortgage loans, and service charges, fees and commissions which rose $715,000 and $100,000, respectively. Significantly, in the aggregate, noninterest sources of income accounted for 18% of operating income (net interest income plus noninterest income) in the third quarter compared to 12% for the same quarter in 1997.


                                    Page -7-

     Noninterest expense totaled $10,375,000 in the third quarter of 1998 compared to $7,617,000 in 1997. The increase primarily resulted from the onetime charges--accounting for $2,340,000 of the $2,758,000 increase--and the addition of Community Bank. Gross acquisition-related expense totaled $3,593,000 in the quarter ended September 30, 1998 compared to $1,253,000 in same period a year earlier. Excluding these charges, NECB's efficiency ratio, which measures how much a dollar of revenue costs to produce, equaled 59.2% for the third quarter of 1998 compared to 61.0% for the same period in 1997.

     Through the first nine months of 1998, NECB reported operating net income of $7,332,000 or $1.02 diluted share, an increase of $1,371,000 compared to $5,961,000 or $0.86 per diluted share for the same period last year. Excluding onetime charges, returns on average assets and average equity for the nine months ended September 30, 1998 were 1.24% and 13.66%, respectively, compared to 1.15% and 12.22%, respectively, for the same period a year earlier. Including the onetime charges, net income amounted to $4,705,000, or $0.65 per diluted share, compared to $4,769,000, or $0.69 per diluted share, during the same period last year.

     During the first nine months of 1998, net interest income on a fully taxable-equivalent basis totaled $28,162,000 compared to $26,088,000 in 1997. Provisions for loan losses were reduced to $1,192,000 from $1,327,000 during the same period in 1997. Noninterest income increased $3,219,000, or more than 84% above last year's total, and amounted to $7,042,000 compared to $3,823,000 for the same period in 1997. Gains from the sale of securities and gains for the sale of mortgage loans each increased significantly compared to a year ago. Noninterest expense totaled $25,318,000 in 1998 compared to $20,521,000 in 1997.

     Total assets at September 30, 1998 were $790,685,000 compared to $807,952,000 at December 31, 1997. Total loans at September 30, 1998 amounted to $523,744,000 compared to $538,182,000 at December 31, 1997. The effect of the bulk loan sale completed at the end of the first quarter of 1998, which totaled approximately $12 million, accounts for much of the decrease in loans outstanding. Total deposits amounted to $657,551,000 at September 30, 1998 compared to $694,946,000 at December 31, 1997. During the year, NECB increased its use of alternative funding sources by increasing its long-term debt outstanding during the year to $27,441,000 at September 30, 1998 compared to $20,112,000 at year-end 1997. Short-term borrowings (primarily repurchase agreements) also increased substantially totaling $28,991,000 compared to $18,469,000 at December 31, 1997.

     Shareholders' equity increased $2,774,000 from $69,386,000 at December 31, 1997 to $72,160,000 at quarter-end. At September 30, 1998, the ratio of equity to total assets equaled 9.13%. When goodwill resulting from the Equity Bank, Manchester State Bank and Community Bank acquisitions is excluded, tangible equity capital is reduced to $67,216,000,or 8.50% of total assets. The resulting tangible book value per share amounted to $9.58 at September 30, 1998 compared to $9.11 at December 31, 1997.


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------------------------------

     For the three months ended September 30, 1998, the Company reported net operating income of $80,000, or $0.01 per diluted share, compared to $953,000, or $0.14 per diluted share, for the same period of 1997.

     Growth in net income and earnings per share reflects, in part, the additional revenue and savings achieved in conjunction with the Company's acquisition of First Bank (completed in August, 1997) and Community Bank together with strong growth in noninterest income. For the quarter ended September 30, 1998, noninterest income increased 74% over the same quarter in 1997. Also showing improvement was net interest income, which on an FTE basis increased $503,000, or 5.7%, from the same period in 1997. Onetime charges, the acquisition of Community Bank, increased commission payments and expenses related to systems and technology upgrades served to increase noninterest expense by $2,758,000, or 36%, to $10,375,000 in the third quarter of 1998 compared to 1997.


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


                                    Page -8-

(Amounts in thousands)

THREE MONTHS ENDED SEPTEMBER 30,              1998          1997       % CHANGE
-------------------------------------------------------------------------------
Interest income (financial statements)     $  14,902     $ 13,832          7.7%
Tax equivalent adjustment                        148           33        348.5
                                           ---------     --------
  Total interest income (on an FTE basis)     15,050       13,865          8.5
Interest expense                              (5,693)      (5,011)        13.6
                                           ---------     --------
Net interest income (on an FTE basis)      $   9,357     $  8,854          5.7
                                           =========     ========

     For the third quarter of 1998, net interest income on an FTE basis was $9,357,000, a 5.7% increase over the $8,854,000 in the comparable period in 1997. A key factor in the $503,000 increase in 1998 was the increase in average loans outstanding. Internal growth and the acquisition of Community Bank (which provided an additional $55,000,000 in loans outstanding) served to increase interest income on portfolio loans by $833,000 during the third quarter of 1998 compared to the same period a year earlier.

     The net interest margin measures the difference in the yield on interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended September 30, 1998 decreased to 5.23% from 5.33% in 1997. The yield on the loan portfolio was virtually unchanged and equaled 9.08% in the quarter ended September 30, 1998 compared to 9.09% for the same period a year ago. Meanwhile, the yield on the Company's investment portfolio increased to 6.74% in the quarter ended September 30, 1998 from 6.53% last year. The yield on interest-bearing liabilities increased 19 basis points and equaled 4.04% for the quarter ended September 30, 1998 compared to 3.85% a year earlier. The acquisition of Community Bank, which typically paid depositors among the highest rates in its market area, served to increase NECB's consolidated yield on interest-bearing liabilities.


                                    Page -9-

CONSOLIDATED AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES
-----------------------------------------------------------

THREE MONTHS ENDED                                       SEPTEMBER 30, 1998              SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------
                                                      Average            Average      Average             Average
(Amounts in thousands)                                Balance  Interest     Rate      Balance   Interest     Rate
-----------------------------------------------------------------------------------------------------------------
ASSETS:
   Federal funds sold                               $   7,335   $    99     5.36%   $  12,276    $   162     5.24%
   Investment securities                              183,752     3,122     6.74      170,133      2,799     6.53
   Mortgages held for sale                              7,890       130     6.54        2,031         38     7.42
   Loans (A)                                          511,185    11,699     9.08      474,221     10,866     9.09
                                                    ---------   -------             ---------    -------
      Total interest-earning assets                   710,162    15,050     8.41%     658,661     13,865     8.35

   Allowance for loan losses                           (9,658)                         (9,733)
   Cash and due from banks                             39,657                          30,800
   Other assets                                        38,176                          30,454
                                                    ---------                       ---------
Total Assets                                        $ 778,337                        $710,182
                                                    =========                        ========

LIABILITIES:
   Regular savings deposits                         $ 160,693   $   964     2.37%   $ 153,101    $   781    2.02%
   NOW account deposits                                66,696       200     1.19       71,749        228    1.26
   Money market deposits                                2,052        13     2.51        3,811         21    2.19
                                                    ---------   -------             ---------    -------
      Total savings deposits                          229,441     1,172     2.03      228,667      1,030    1.79
   Time deposits                                      275,064     3,766     5.43      254,467      3,531    5.51
   Short-term borrowings                               25,950       312     4.77       21,002        263    4.97
   Long-term borrowings                                28,140       443     6.25       12,353        187    6.01
                                                    ---------   -------             ---------    -------
      Total interest-bearing liabilities              558,595     5,693     4.04      516,483      5,011    3.85
   Demand deposits                                    136,926                         122,042
   Other liabilities                                    9,424                           4,727
                                                    ---------                       ---------
      Total Liabilities                               704,946                         643,269
   Equity                                              73,391                          66,913
                                                    ---------                       ---------
Total Liabilities & Equity                          $ 778,337                       $ 710,182
                                                    =========                       =========

Net interest income--FTE basis                                    $9,357                           $8,854
                                                                  ======                           ======
Net interest margin                                                         5.23%                           5.33%
Net interest spread                                                         4.36%                           4.50%

(A) AVERAGE LOANS INCLUDE NONACCRUING LOANS.

RATE/VOLUME ANALYSIS
--------------------
Changes in net  interest  income are divided  into two  components--the  changes resulting from the changes in average balances of earning assets and interest-bearing liabilities (or "volume") and the changes in the rates earned or paid on those balances. The changes in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, have been allocated proportionately to the absolute values of the changes due to volume and rate. The following table, which compares the three months ended September 30, 1998 to September 30, 1997, is presented on a FTE basis.


                                   Page -10-

                                                                            Change due to
                                                             Total            Change in:
                                                          Increase     -------------------------
(Amounts in thousands)                                  (Decrease)       Rate          Volume
------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                        $    (63)    $      4       $   (67)
Investment securities                                          323           94           229
Mortgages held for sale                                         92           (5)           97
Loans                                                          833          (13)          846
                                                          --------     --------       -------
Total interest-earning assets                                1,185           79         1,106
                                                          --------     --------       -------

INTEREST PAID ON:
Regular savings deposits                                  $    178     $    138       $    40
NOW account deposits                                           (28)         (12)          (16)
Money market deposits                                           (8)           3           (11)
                                                          --------     --------       -------
     Total savings deposits                                    142          128            14
Time deposits                                                  235          (48)          283
Short-term borrowings                                           49          (11)           60
Long-term borrowings                                           256            7           249
                                                          --------     --------       -------
Total interest-bearing liabilities                             682           77           605
                                                          --------     --------       -------
Net interest income change                                $    503     $     (2)      $   501
                                                          ========     =========      =======


NONINTEREST INCOME
------------------

     For the quarter ended September 30, 1998, noninterest income increased $875,000 and totaled $2,059,000, compared to the third quarter in 1997. Much of this increase, $715,000, was the result of increased revenues from origination and sale of mortgage loans. New England Community Mortgage Corp., a wholly-owned subsidiary of New England Bank, was formed earlier in the year to take better advantage of the Company's ability to originate residential loans within the communities served by its affiliates, while allowing expansion into other communities not served by our community banks. With a focus strategy of efficiently serving the home buying public, the mortgage subsidiary quickly established itself has one of the top originators in Connecticut.

     Also contributing to the growth in noninterest income was service charges, fees and commissions. While the acquisitions have served to increase noninterest income, NECB's broader, more comprehensive product choices, delivered with a commitment to service, have allowed the Company to forge many new small business relationships. Reflecting the combined effect of the acquisitions and new and expanded relationships, service charges, fees and commissions rose $100,000, or 11%, to $1,013,000 in the quarter ended September 30, 1998 compared to a year earlier.

NONINTEREST EXPENSE
-------------------

     Noninterest expenses amounted to $10,375,000 during the third quarter of 1998. This is a $2,758,000 increase, or 36%, over $7,617,000 reported during the same quarter in 1997. Of this increase, $2,340,000 is related to charges for acquisitions. Excluding these charges, noninterest expenses increased $418,000, or 6.6%, over the quarter ended September 30, 1997. The acquisition of Community Bank, increased commission payments--related to growth in both the mortgage subsidiary and mutual fund sales.


RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998
-----------------------------------------------------------

     Through the first nine months of 1998, NECB reported operating net income of $7,332,000 or $1.02 diluted share, an increase of $1,371,000 compared to $5,961,000 or $0.86 per diluted share for the same period last year. Growth in net operating income and earnings per share during the first nine months of 1998 reflects new revenues and cost savings achieved in conjunction with the Company's acquisitions and strong growth in noninterest income. In particular, gains from the sale of mortgage loans and gains from investment securities rose sharply compared to the previous year. Provisions for loan losses decreased modestly from 1997 and totaled $1,192,000 in 1998 compared to $1,327,000 a year earlier. Noninterest expense totaled $25,318,000 in 1998 compared to $20,521,000 in 1997. Including the onetime charges, net income amounted to $4,705,000, or $0.67 per diluted share, compared to $4,769,000, or $0.69 per diluted share, during the same period last year.

     During the first nine months of 1998, net interest income on a fully taxable-equivalent basis increased $2,074,000 and totaled $28,162,000 compared to $26,088,000 in 1997.



                                    Page -11-

Net Interest Income
(amounts in thousands)

NINE MONTHS ENDED SEPTEMBER 30,                                1998         1997      % CHANGE
----------------------------------------------------------------------------------------------
Interest income (financial statements)                       $45,023       $40,398      11.45%
Tax equivalent adjustment                                        352           114     208.77%
                                                           ---------     ---------
Total interest income (on an FTE basis)                       45,375        40,512      12.00%
Interest expense                                             (17,213)      (14,424)     19.33%
                                                           ---------     ---------
Net interest income (fully taxable equivalent)             $  28,162     $  26,088       7.95%
                                                           =========     =========

NONINTEREST INCOME
------------------

     Through the first nine months of 1998, noninterest income increased sharply and totaled $7,042,000, compared to $3,823,000 reported for the same period in 1997. Aided by moderate interest rates (with the bellwether 30-year bond dipping below 5% in the third quarter), demand for home purchase financing remained strong and enabled NECB's subsidiary to originate a record number of loans during the first nine months of 1998. With the vast majority of these loans being fixed rate, gains from their sale increased accordingly. Compared to first nine months of 1997, gains form the sale of mortgage loans more than tripled and totaled $2,280,000. Gains from the sale of securities also increase sharply compared to a year ago. During the first nine months of 1998, NECB realized gains from the sale of securities of $1,504,000. In addition to gains recorded by the Subsidiaries, the parent company recorded a gain of $898,000 from the sale of its own investment securities.

     Service charges, fees and commissions also increased substantially, totaling $3,047,000 through the nine month period ending September 30, 1998. This represents a $291,000, or 11%, increase compared to the $2,756,000 recorded through the first nine months of 1997. This increase resulted from several factors: (i) the inclusion of Community Bank (which, as noted earlier, was accounted for as a purchase), (ii) selected price increases and (iii) increased volume of services provided to our growing base of customers all contributed to this increase.

NONINTEREST EXPENSE
-------------------

     Noninterest expenses amounted to $25,318,000 during the first nine months of 1998. Excluding the charge of $715,000 related to the bulk sale of loans (completed at the end of the first quarter) and the acquisition-related charges in both 1998 and 1997, other noninterest expenses increased by $1,742,000 or 9.04% from the same period in 1997. The inclusion of the expenses of Community Bank, for the first time, accounted for $1,316,000 of this increase. The remaining $426,000 increase represented a modest 2% on a year to year basis and was achieved through gaining efficiencies following the acquisitions of First Bank and Community Bank within the last 12 months.

FINANCIAL CONDITION
-------------------

     Total assets at September 30, 1998 stood at $790,685,000, compared to $807,952,000 at year-end. During the first nine months of 1998 loan production remained strong, especially residential mortgage loans. These loans are typically sold in the secondary market upon closing and, as such, do not serve to increase loans outstanding. With the downward trend in interest rates in 1998--the majority of which occurred in third quarter--the Company experienced a moderate rise in prepayments which was accurately forecasted by NECB's internal interest rate risk models. Loan demand typically softens during the summer months, and this taken together with increased prepayments, served to reduce loans outstanding. On a year to date basis, when the effect of the March 30, 1998 bulk loan sale is excluded, loans outstanding decreased by $2,438,000. Loans consisted of the following:

 (Amounts in thousands)
                                                  September 30,    December 31,
                                                      1998             1997
-------------------------------------------------------------------------------
Commercial and financial                         $   152,293       $   156,686
Real estate:
    Construction                                      22,069            23,914
    Residential                                      129,344           132,124
    Commercial                                       169,157           175,347
Consumer                                              50,881            50,111
                                                 -----------       -----------
Gross loans outstanding                          $   523,744       $   538,182
                                                 ===========       ===========

     Securities available-for-sale increased from December 31, 1997 and ended the third quarter at $175,330,000 while held-to-maturity decreased and totaled $6,634,000 at quarter end. This compares to $163,265,000 and $14,315,000 for available-for-sale and

                                    Page -12-
held-to-maturity, respectively, at year-end. The increase in available-for-sale resulted from the onetime re-class of securities held-to-maturity to available-for-sale in conjunction with the acquisitions of Olde Port and South Windsor. In addition, proceeds from the bulk loan sale were largely invested in available-for-sale securities.

     Federal funds decreased $3,668,000 and totaled $5,057,000 at quarter-end compared to $8,725,000 at December 31, 1997. Federal funds--which are overnight loans to other banks--represent excess reserves that are the Company's most liquid assets and as such are available to meet short-term cash flow needs of the Company and its customers.

     The $1,260,000 reduction in other real estate owned brought this account down to $1,936,000, or 0.25% of total assets, at September 30, 1998. During the first nine months of the year the Company acquired properties with a value of $1,623,000 through foreclosure and disposed of properties with a market value of $2,883,000.

     Total deposits, which constitute the principal funding source of the Company's assets, decreased $37,395,000 from December 31, 1997 and amounted to $657,551,000 at September 30, 1998. Seasonal cash flows of NECB's deposit customers (especially noninterest bearing deposits) along with the effect of repricing acquired deposits--for example, Community Bank typically paid depositors higher rates than NECB's other affiliates--caused some depositors to reduce their balances.

      Total shareholders' equity was $72,160,000 at September 30, 1998, an increase of $2,774,000 over December 31, 1997. Equity was increased by $4,705,000 in net income, $312,000 from issuance of common stock in conjunction with employee benefit plans and $603,000 from change in unrealized holding gains on securities available-for-sale. Equity was reduced by $1,833,000 in dividends paid to shareholders and $1,016,000 from common stock retired in connection with the acquisition of South Windsor.

SECURITIES HELD-TO-MATURITY
---------------------------

     Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $14,315,000 at December 31, 1997 to $6,634,000 at September 30, 1998.

                                                             SEPTEMBER 30, 1998             DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------
                                                         Amortized                       Amortized
                                                              Cost           Fair             Cost           Fair
(Amounts in thousands)                                       Basis          Value            Basis          Value
-----------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                    $   2,399      $   2,425        $   8,798      $   8,811
Debt securities issued by states and
    political subdivisions of the states                     2,839          2,978            2,841          2,944
Mortgage-backed securities                                   1,131          1,141            2,461          2,460
Other debt securities                                          265            271              215            219
                                                         ---------      ---------        ---------      ---------
                                                         $   6,634      $   6,815        $  14,315      $  14,434
                                                         =========      =========        =========      =========

SECURITIES AVAILABLE-FOR-SALE
-----------------------------

     Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At September 30, 1998, the net unrealized gain on securities available-for-sale was $3,286,000, while at December 31, 1997 the unrealized gain was $2,346,000, representing an increase in unrealized gains of $940,000. As shown in the table below, investments in securities available-for-sale totaled $172,044,000 at September 30, 1998 versus $160,919,000 at December 31, 1997:


                                    Page -13-

                                                              SEPTEMBER 30 1998              DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------
                                                         Amortized                       Amortized
                                                              Cost           Fair             Cost           Fair
(amounts in thousands)                                       Basis          Value            Basis          Value
-----------------------------------------------------------------------------------------------------------------
Marketable equity securities                            $   14,196     $   14,163       $   11,214     $   12,323
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                       99,847        101,981          104,364        105,185
Corporation debt securities                                 10,612         10,870           10,873         10,928
Asset-based securities                                       9,311          9,496              527            527
Mortgage-backed securities                                  38,078         38,820           33,941         34,293
                                                        ----------     ----------       ----------     ----------
                                                        $  172,044     $  175,330       $  160,919     $  163,265
                                                        ==========     ==========       ==========     ==========

     Note: During the second quarter of 1998 management reclassified short-term investments (e.g., money market funds) to cash and cash equivalents from securities available-for-sale. These short-term instruments (with original maturities of three months or less) are highly liquid and readily convertible to known amounts of cash.


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

(Amounts in thousands)
                                  SEPTEMBER 30, 1998            DECEMBER 31,1997
--------------------------------------------------------------------------------
Nonaccrual loans                          $    5,799                  $    9,729
OREO                                           1,936                       3,196
                                          ----------                  ----------
Total Nonperforming assets                $    7,735                  $   12,925
                                          ==========                  ==========
Loans past due in excess of ninety
 days and accruing interest               $    1,205                  $    1,060

     NPAs decreased $5,190,000 or 40% in the nine months ended September 30, 1998. Significantly, at quarter-end NPAs represented less than one percent of total assets and equaled 0.98% compared to 1.60% of total assets at December 31, 1997. This decrease in nonperforming assets primarily resulted from a bulk sale of loans completed at the end of the first quarter. Taking advantage of a favorable secondary market for such loans, NECB sold $11,988,000 of problem assets to an investor that specializes in workout loans. The majority of the assets sold had been obtained in several recent acquisitions (e.g., the Community Bank acquisition brought with it approximately $4,209,000 in NPAs). The sale had two positive effects upon NECB: (i) net interest income was helped by the reemployment of the sale proceeds and (ii) certain costs related to the effort to work-out and/or collect these loans was avoided.

     OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for possible loan losses are made to reduce the carrying amount of such loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions, when necessary, are charged to operating income.




                                   Page -14-

Activity in Nonperforming Assets
(Amounts in thousands)
NINE MONTHS ENDING SEPTEMBER 30,              1998             1997
-----------------------------------------------------------------------------
December 31, 1997 and 1996                 $  12,925        $  11,701
    Additions                                  7,183            3,149
    Reductions:
      Payments                                  (868)          (2,991)
      Charge-offs and writedowns              (4,056)          (1,483)
      Sales, net                              (7,449)          (3,517)
                                           ---------        ---------
Ending Balance, September 30,
 1998 and 1997                             $   7,735        $   6,859
                                           =========        =========

PROVISION AND ALLOWANCE FOR LOAN POSSIBLE LOSSES
------------------------------------------------

     NECB's allowance for possible loan losses represents amounts available for future credit losses. Management continually assesses the adequacy of the allowance for loan losses in response to current and anticipated economic conditions, specific problem loans, historical net charge-offs and the overall risk profile of the loan portfolio. Management allocates specific allowances to individual problem loans based upon its analysis of the potential for loss perceived to exist related to such loans. In addition to the specific allowances for individual loans, a portion of the allowance is maintained as a general allowance. The amount of the general allowance is determined through management's analysis of the potential for loss inherent in those loans not considered problem loans. Among the factors considered by management in this analysis are the number and type of loans, nature and amount of collateral pledged to secure such loans and current economic conditions. The allowance for possible loan losses is not a precise amount but is derived from judgments based on the above factors.

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended September 30, 1998 and 1997. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

(In thousands)
NINE MONTHS ENDED SEPTEMBER 30,                     1998               1997
-----------------------------------------------------------------------------
Balance beginning of period                       $ 12,081         $   9,355
Provisions charged to operations                     1,192             1,327
Recoveries on loans previously charged-off             675               601
Charge-offs taken in conjunction with bulk loan
sale (i.e., specific allocated reserves)            (1,392)                0
Loans charged-off                                   (2,264)           (1,243)
                                                   -------          --------
Balance end of period                             $ 10,292         $  10,040
                                                  ========         =========

     Provisions for possible loan losses charged to operations for the first nine months of 1998 were $135,000 less than a year earlier and totaled $1,192,000 compared to $1,327,000 for the same period in 1997. During the nine-month period, total charge-offs increased by $2,413,000 and are largely due to the bulk loan sale and the addition of Community Bank.

CAPITAL
-------
     The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

     As of September 30, 1998, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for September 30, 1998 and 1997 were:

                                       MINIMUM LEVEL        1998          1997
                                       -------------        ----          ----
Total Risk-Based......................       8%            12.06%       13.78%

Tier 1 Risk-Based.....................       4%            13.31%       12.52%

Leverage..............................       4%             8.37%        8.78%


LIQUIDITY
---------

     It is management's objective to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Banks' various loan products. Accordingly, the Company maintains liquidity that provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. The Company has alternative sources of liquidity, including repurchase agreements and lines of credits provided by the FHLBB to the Subsidiaries, which together provide the Company with flexibility in managing its liquidity position. The maturities of investment securities and


                                   Page -15-
cash flows from the repayments of outstanding loans are expected to provide the Company with adequate liquidity over the coming months.

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

     NECB is performing a comprehensive review of both its information technology ("IT") and non-IT systems (e.g., embedded technology such as micro-controllers) to identify those systems that could be affected by the Year 2000 Problem. Further, NECB is developing a comprehensive multi-phase project management process to modify or replace all affected IT systems and test them for Year 2000 compliance. Thus far, NECB has completed detailed written testing strategies and plans and begun testing.

     NECB  relies  upon  third-party  providers  for  its IT  software.  NECB is
monitoring  the   activities  of  its  providers  to  ensure  that   appropriate
development and implementation plans to address the Year 2000 Problem are in place. NECB has taken steps to identify alternative vendors in the event that one or more of these providers fail to become Year 2000 compliant. While NECB expects its Year 2000 plan to be completed on a timely basis (to allow for adequate testing in late 1998 and 1999), there can be no assurance that the systems of other companies on which NECB's systems may rely also will be completed in a timely fashion. In addition, NECB exchanges data with a number of other entities, such as credit bureaus and governmental entities. The failure of these entities to adequately address the Year 2000 Problem could adversely affect NECB's ability to conduct its business.

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

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

     The Special Meeting of Stockholders of New England Community Bancorp, Inc. was held on Tuesday, April 21, 1998. Stockholders voted on and approved each of the following proposals:

     1. To adopt a plan and agreement of merger, dated as of March 19, 1998, by and among NECB and Bank of South Windsor and the issuance of shares of NECB common stock pursuant thereto:

          FOR APPROVAL               AGAINST APPROVAL                ABSTAIN
          ------------               ----------------                -------
            2,221,661                     38,999                      27,548

Item 5.    Other Information - None

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibits


                                   Page -16-

                  Exhibit Number                        Exhibit

                  27                                    Financial Data Schedule

         (b) Form 8-K; Current Reports. The following reports were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998:

                  (i)      Olde Port Acquisition

           On July 17, 1998 it was reported, under Item 5, that NECB had completed its acquisition of Olde Port on July 10, 1998. Under the terms of the merger agreement, each share of Olde Port Common Stock outstanding was converted into the right to receive 8.6674 shares of NECB common stock for each share of OPBT common stock owned. The resulting transaction value totaled $13.7 million. Olde Port continues its corporate existence as a New Hampshire state-chartered bank and trust company and became NECB's fourth wholly owned banking subsidiary.

                 (ii)     South Windsor Acquisition

           On August 26, 1998, it was reported under Item 2, that NECB has completed its purchase of South Windsor on August 14, 1998. Pursuant to the
terms of the merger agreement, each share of South Windsor Common Stock outstanding (excluding shares held by NECB) was converted into the right to receive 1.3539 shares of NECB common stock. Each share of South Windsor common stock which was beneficially owned by NECB was been cancelled and retired. The amount of consideration paid was $27,533,000 based upon approximately 986,000 shares of South Windsor common stock outstanding and the closing price of $20.625 for NECB common stock. South Windsor was merged with and into NECB's New England Bank subsidiary.

                 (iii)    South Windsor Acquisition

         On October 19, 1998, NECB amended its Current Report on Form 8-K (filed on August 26, 1998 presenting the financial statements and proforma financial information. The 8-K/A also amended the Original Form 8-K by reflecting the completion of the acquisition by NECB of Olde Port Bank. Item 7 (b) (ProForma Financial Statements) reflected the mergers of both South Windsor and Olde Port with NECB.

                 (iv)     South Windsor Acquisition

         On October 21, 1998, NECB reported, under Item 5, presented the combined financial results for the Company and its subsidiaries, including South Windsor for the quarter ended September 30, 1998--which includes the 30 day period following the acquisition.




                                   Page -17-

                       NEW ENGLAND COMMUNITY BANCORP, INC.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEW ENGLAND COMMUNITY BANCORP, INC.
                                           ------------------------------------

Date:  October 13, 1998                    By:  s/s ANSON C. HALL
                                                -------------------------------
                                                Anson C. Hall
                                                Vice President and Treasurer


                                    Page-18-