Form 10-K
period 1998-12-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-03-30
CIK 752324

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________to__________

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

At March 24, 1999, the aggregate market value of the shares outstanding of Common Stock held by non-affiliates of the Registrant, was $129,143,646 The number of shares outstanding of the Registrant's Common Stock, $.10 par value, was 7,031,054 at March 24, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

                                                                                             Part Into
                     DOCUMENT                                                           WHICH INCORPORATED
                     --------                                                           ------------------
The information contained in the Registrant's definitive proxy statement (which is expected to be filed within 120 days of fiscal year-end 1998 and to be used in connection with the Annual Meeting of Shareholders which is anticipated to be held on April 20, 1999) under the captions "Election of Directors," "Executive
Compensation," "Security Ownership of Directors and Executive Officers," and
"Other Information Relating to Directors and Executive Officers."
Notwithstanding the foregoing, the information contained in the definitive proxy statement pursuant to Items 402(k) and 402(l) of Regulation S-K is not
incorporated by reference and is not to be deemed part of this report.                        Part III



                                         TABLE OF CONTENTS

Part I

         Item 1       Business.....................................................................................
         Item 2       Properties...................................................................................
         Item 3       Legal Proceedings............................................................................
         Item 4       Submission of Matters to a Vote of Security Holders..........................................

Part II

         Item 5       Market for Registrant's Common Equity and

                      Related Stockholder Matters..................................................................
         Item 6       Selected Financial Data......................................................................
         Item 7       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations................................................
         Item 7A      Quantitative and Qualitative Disclosure about Market Risk....................................
         Item 8       Financial Statements and Supplementary Data..................................................

         Item 9       Changes in and Disagreements with Accountants

                      on Accounting and Financial Disclosure.......................................................

Part III

         Item 10      Directors and Executive Officers of the Registrant...........................................
         Item 11      Executive Compensation.......................................................................
         Item 12      Security Ownership of Certain Beneficial Owners

                      and Management...............................................................................
         Item 13      Certain Relationships and Related Transactions...............................................

Part IV

         Item 14      Exhibits, Financial Statement Schedules, and

                      Reports on Form 8-K..........................................................................

Signatures



                       New England Community Bancorp, Inc.

                             Form 10-K Annual Report
                   For the Fiscal Year Ended December 31, 1998

                                     PART I

ITEM 1.       BUSINESS

General

         New England Community Bancorp, Inc. ("NECB" or the "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. NECB was organized under the laws of Delaware in 1984 and directly owns New England Bank & Trust Company ("NEBT"), The Equity Bank ("EQBK") and Community Bank ("CMBK") (collectively the "Subsidiaries"), each Connecticut chartered commercial banks. NECB also owns Olde Port Bank and Trust ("OPBT"), a New Hampshire chartered commercial bank.

Recent Growth of NECB

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

         The acquisitions of EQBK, MSB and CMBK were accounted for as purchases and, as such, prior year comparative data was not revised to include information for these entities. Conversely, the acquisition of FBWH was accounted for as a "pooling of interests" and therefore all comparative prior periods have been restated as if the acquisition had been in effect for all periods presented.

         In the third quarter 1998, NECB completed the acquisition of OPBT and Bank of South Windsor ("BSW") of South Windsor, Connecticut. OPBT operates as NECB's fourth community bank, and BSW was merged with NEBT. The acquisitions of OPBT and BSW were accounted for as a "pooling of interests" and therefore all comparative prior periods have been restated as if the acquisitions had been in effect for all periods presented.

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

Regulation and Supervision

         As Connecticut-chartered commercial banks, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Subsidiaries are subject to extensive regulation and supervision by the Connecticut Banking Commissioner or the New Hampshire Banking Commissioner and the FDIC. The Company also is subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Connecticut Banking Commissioner. This governmental regulation is intended primarily to protect depositors and the FDIC's Bank Insurance Fund, not stockholders.

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

         Connecticut banking laws grant banks broad lending authority - subject to certain limited exceptions. Total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 15% of the Subsidiary's respective capital, surplus, undivided profits and loss reserves.

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

New Hampshire Regulation

         As a New Hampshire state-chartered trust company, Olde Port is subject to supervision, regulation and examination by the New Hampshire Bank Commissioner. This regulation includes, among other things, various reporting requirements and regulations relating to loans, deposits, investments, services, and permissible activities.

         The establishment of branches and certain bank combination transactions are subject to prior approval by the New Hampshire Board of Trust Company Incorporation ("NHBTCI"). New Hampshire law generally prohibits direct or indirect acquisitions of banks or bank branches in New Hampshire if, after giving effect to any such transaction, the acquiring entity and its affiliates would control more than 20% of the total banking deposits in New Hampshire. This restriction may be waived by the NNBTCI in certain circumstances.

     Olde Port is prohibited under New Hampshire law from declaring dividends except from earnings remaining after deductions for expenses, losses and certain nonperforming loans. Dividends may also be restricted based on considerations of safety and soundness.


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

         In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted. It required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities. Pursuant to FDICIA, in September 1992, the FDIC implemented a system of risk-related deposit insurance assessments. Initially under the new system, beginning January 1, 1993, insurance premiums for all banks varied between .23% and .31% of total deposits, depending upon the capital level and supervisory rating of the institution. On May 31, 1995, when the desired Bank Insurance Fund ("BIF") reserve ratio of 1.25% was achieved by the FDIC, a new risk-based assessment rate schedule of .04% to .31% of total deposits was established commencing on June 1, 1995. The FDIC evaluates the adequacy of the assessment schedule and may adjust the schedule every six months, as the FDIC deems necessary to maintain the BIF reserve ratio at the designated level. Effective January 1, 1996, the schedule was further revised resulting in assessment rates ranging from .000% to .270% of total deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance.

         As a result of the Deposit Insurance Act of 1996, a new Financing Corporation ("FICO") Payment Computation was established. Beginning January 1, 1997, and for the three following years, BIF-assessable deposits are being charged 20% of the rate imposed on Savings Association Insurance Fund-assessable deposits. The FICO BIF annual rate for 1998 was 5.07%.

         The risk-based insurance assessment has not had a material effect on the financial position of the Company. Both NEBT and EQBK qualify for the lowest assessment rate.

         FDIC risk-based capital requirements became fully effective at the end of 1992. Under these requirements, all FDIC-insured banks are required to maintain minimum levels of "capital" based upon an institution's total "risk-weighted assets." For purposes of these requirements, "capital" is comprised of both Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stock and limited amounts of perpetual preferred stock. Tier 2 capital consists of the allowance for loan losses (subject to certain limitations), certain preferred stock, subordinated debt and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-weighted assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risk. Under the regulations, the greater the risk associated with an asset, the greater the amount of such asset that will be subject to the capital requirements. All FDIC-insured banks are required to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively. At December 31, 1998, NEBT's Tier 1 and total risk-based capital ratios were 11.4% and 12.7%, respectively, compared to 11.3% and 12.6% at December 31, 1997. EQBK's Tier 1 and total risk-based capital ratios were 12.1% and 13.3%, respectively, at December 31, 1998 compared to 11.1% and 12.4% at December 31, 1997. At December 31, 1998, CMBK's Tier 1 and total risk-based capital ratios were 14.9% and 16.2%, respectively, compared to 9.1% and 10.4% at December 31, 1997. At December 31, 1998, OPBT's Tier 1 and total risk-based capital ratios were 13.0% and 14.2%, respectively, compared to 14.0% and 15.3% at December 31, 1997. Management believes that the Subsidiaries will remain in full compliance with applicable capital requirements.

         A leverage ratio requirement adopted by the FDIC became effective in 1991. Under this requirement, all FDIC-insured institutions are required to maintain a ratio of common equity, excluding intangible assets, to total assets of at least 3.0% for the most highly rated institutions and 4.0% to 5.0% for most institutions. As of December 31, 1998, NEBT's leverage capital ratio was 7.5%, compared to 8.0% as of December 31, 1997; EQBK's leverage capital ratio as of that date was 10.1%, compared to 8.8% as of December 31, 1997. As of December 31, 1998, CMBK's leverage capital ratio was 8.0%, compared to 6.1% as of December 31, 1997. As of December 31, 1998, OPBT's leverage capital ratio was 9.4%, compared to 10.0% as of December 31, 1997.

         In addition, FDICIA categorizes banks based on five separate capital levels and triggers certain mandatory and discretionary federal banking agency responses for institutions that fall below certain capital levels. These categories range from "well capitalized" for the most highly capitalized institutions to "critically undercapitalized" for the least capitalized institutions. A bank is categorized as "well capitalized" if it maintains a leverage capital ratio of at least 5%, a total capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and is not subject to a capital order or directive. Based on their regulatory capital ratios at December 31, 1998, the Subsidiaries were well capitalized as defined in federal banking agency regulations.

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

         Pursuant to FDICIA, in June 1996, the federal bank regulatory agencies issued final rules establishing standards for safety and soundness at FDIC-insured institutions and their holding companies. These rules became effective in August 1996. These standards formalize in regulation the fundamental standards used by the federal bank regulatory agencies to assess the operational and managerial qualities of an institution. The rules establish operational, managerial, asset quality and earnings standards for FDIC-insured banks and their holding companies and standards that prohibit as an unsafe and unsound practice the payment of compensation that is excessive or could lead to material financial loss to such institutions. These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The Company and its Subsidiaries are in compliance with these standards.

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

         The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the FDIC's capital requirements described above. As of December 31, 1998, the Company's Tier 1 and total risk-based capital ratios were 12.1% and 13.3%, respectively, and the Company's leverage capital ratio was 8.3%, compared to 11.3%, 12.5% and 8.6%, respectively, as of December 31, 1997. All ratios exceed the requirements under these regulations.

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

         The Company is required under the BHCA to file reports of operations annually with the Federal Reserve Board. In addition, the Company and the Subsidiaries are subject to examination by the Federal Reserve Board. The Company, as a bank holding company, is registered with the Connecticut Banking Commissioner under the Connecticut Bank Holding Company and Bank Acquisition Act.

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

Description of Business

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

         NECB currently maintains its executive offices in Windsor, Connecticut. At December 31, 1998, the Subsidiaries operated out of 21 offices located primarily in north central Connecticut and two offices in New Hampshire. In November 1995, NECB purchased an 18,000 square foot building in East Hartford, Connecticut to house the Company's data processing and other support operations.

         At December 31, 1998, NECB, through its Subsidiaries, had gross loans of $515,980,000, deposits of $664,078,000 and total assets of $803,887,000.

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

         The largest sector of consumer lending has traditionally been mortgage loans secured by single family residential properties. This includes both first and second mortgages. Second mortgages consist of equity lines of credit and closed-end loans, such as home improvement and construction loans. Historically, single family mortgage loans are considered to involve the least risk to a lending institution. On loans in excess of 80% of the value of collateral, borrowers are required to obtain mortgage insurance covering the portion over 80%. Interest rates charged for mortgage loans are primarily set according to secondary market conditions, and terms generally follow the underwriting requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") in the granting of residential mortgage loans. During 1998, approximately 85% of residential mortgage loans were sold to the FHLMC as well as other outlets. The sale of fixed rate mortgage loans in the secondary market provides liquidity to make additional loans, revenues for servicing the sold loans (when servicing is retained), and premiums and discounts to par upon the sale of such loans.

         The Subsidiaries originate a variety of consumer loans such as short-term demand loans, automobile and student loans. The vast majority of consumer loans are made on a secured basis. Interest rates charged on consumer loans are primarily determined by competitive loan rates offered in their lending areas. The primary risk in such loans is the borrower's ability to repay. Such loans are typically made for small amounts, which provides for risk diversification.

         The portfolios of commercial loans of the Subsidiaries include various products. The Subsidiaries' target market, with respect to commercial lending, consists of businesses with annual sales up to ten million dollars. Commercial mortgages are granted on owner-occupied and investment properties up to 75% of the lesser of the cost or appraised value of the property. Short-term business loans are made on a demand basis to finance various cash needs of customers. Construction and land development financing is available to qualified borrowers for development of sub-divisions or single family residences. Financing for capital expenditures, such as equipment, is provided on an amortizing basis for terms up to five years or more. The Subsidiaries offer revolving credit lines and commercial letters of credit primarily used for performance bonding. NEBT is also a preferred lender of Small Business Administration ("SBA") loans.

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

         NECB and its Subsidiaries had 305 full-time equivalent employees as of December 31, 1998, compared to 250 employees at the end of 1997. Management considers the relationships with employees of the Company to be good.

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

         There are approximately 26 commercial banks headquartered in Connecticut. In addition, large out-of-state banks compete for the business of Connecticut residents and businesses located in the Subsidiaries' primary markets. A number of other depository institutions compete for the business of individuals and commercial enterprises in Connecticut including savings banks, savings and loan associations, brokerage houses, financial subsidiaries of other industries and credit unions. Other financial institutions, such as mutual funds, consumer finance companies, factoring companies and insurance companies, also compete with the Subsidiaries for both loans and deposits. Competition for depositors' funds and for creditworthy loan customers is intense. A number of larger banks are increasing their efforts to serve smaller commercial borrowers. Competition among financial institutions is based upon interest rates and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to larger commercial borrowers, relative lending limits. As in the past, NECB's future earnings will be affected by changes in the prevailing interest rates, as well as competition, other financial market developments and regulatory controls beyond the control of NECB's Management.

         Beginning in the late 1980's and continuing to this day, the Connecticut banking industry has become more concentrated with over 31 banks ceasing operations as a result of reorganizations or failure. Increasingly, the industry consists of a few very large, regional, super-regional and national institutions, and a number of smaller community-based banks whose success depends upon providing customer-focused products and services.

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

         NECB operates banks which are community-oriented with a commitment to customer service, sound community relations and professional excellence. The target market of the Subsidiaries consists of individual consumers and locally based businesses. Emphasis is placed upon "relationship banking" as NECB's banks strive to provide the majority (if not all) of their clients' borrowing and deposit needs. NEBT's primary market area is located in north central Connecticut. The primary market area of EQBK consists of the Towns of Wethersfield and Rocky Hill, Connecticut. The area of Hartford south of Park Street forms the secondary market of EQBK. The market area for CMBK is Bristol, Connecticut and its surrounding communities. The market area for OPBT is Portsmouth, New Hampshire and its surrounding communities.

         The Subsidiaries' focus remains on being an integral part of the communities they serve. Officers and employees are trained to meet the needs of their customers and emphasis is placed on addressing the needs of the local communities served.

Statistical Disclosure Required Pursuant to Securities Exchange Act of 1934, Industry Guide 3.

         The statistical disclosures for a bank holding company required pursuant to Industry Guide 3, not contained in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--contained herein, are presented on the following pages of this Report on Form 10-K:

                                                    Page(s) of
             Item of Guide 3                       This Report

      II.    Investment Portfolio...........................16

     III.    Loan Portfolio.................................17

       V.    Deposits.......................................18

      VI.    Return on Equity and Assets....................18

                           NECB, Inc. and Subsidiaries
                            S.E.C. GUIDE 3 - ITEM II

                              INVESTMENT PORTFOLIO

         The following table presents the book value of investments as of the end of each reported period:

(Amounts in thousands)

Available for Sale:



AT DECEMBER 31,                                             1998         1997         1996
----------------------------------------------------------------------------------------------
Debt securities issued by the
   U.S. Treasury and other U.S.

   government agencies......................             $102,937      $  98,060      $101,519
Mortgage-backed securities..................               33,398         34,293        17,050
Corporate debt securities...................               10,727         10,927        10,648
Asset-backed securities.....................                1,019            527           114
Municipal securities........................               13,417          7,126         3,119
Marketable equity securities................               30,369         11,268         4,002
                                                         --------       --------      --------
   Total                                                 $191,867       $162,201      $136,452
                                                         ========       ========      ========

Held to Maturity:

Debt securities issued by the
   U.S. Treasury and other U.S.

   government agencies......................           $    1,899     $    8,798     $  14,430
Debt securities issued by states and political
   subdivisions of the states...............                2,839          2,841         2,841
Mortgage-backed securities..................                  672          2,461           788
Other debt securities.......................                  265            215           175
                                                       ----------      ---------     ---------
   Total                                               $    5,675      $  14,315     $  18,234
                                                       ==========      =========     =========
     Total investment securities                         $197,542       $176,516      $154,686
                                                         ========       ========      ========



         The following table presents maturities and weighted average yields at December 31, 1998. The weighted average yields were calculated based on the cost and effective yields to maturity of each security. The weighted average yields on income from municipal obligations were adjusted to a tax-equivalent basis.

(Amounts in thousands)

Available for Sale(1) (2):



                                                       After One         After Five
                                  Within              But Within         But Within            After
                                 One Year             Five Years          Ten Years           Ten Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the
   U.S. Treasury and other U.S.
   government agencies......    $  9,254   6.32%      $31,271    6.24%     $60,002   6.58%  $  1,502    7.16%  $102,029     6.55%
Municipal securities........         250   5.82         2,485    7.53        3,387   7.11      7,064    7.34     13,186     7.30%
Mortgage-backed securities..         394   6.71         4,441    6.51        1,491   7.17     26,624    6.82     32,950     6.82%
Corporate debt securities...       1,858   7.18         8,752    6.34                                            10,610     6.37%
Asset-backed securities.....                              500    6.45          134   9.01        352    8.58        986     8.21%
                                 -------              -------              -------           -------           -------
                                 $11,756   6.52%      $47,449    7.45%     $65,014   6.82%   $35,542    7.51%  $159,761     7.25%
                                 =======              =======              =======           =======           ========


Held to Maturity:

                                                       After One          After Five
                                   Within             But Within          But Within            After
                                  One Year            Five Years           Ten Years           Ten Years          Total
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by
   the U.S. Treasury and
   other U.S. government
   agencies                       $   900     6.70%                           $   999   7.54%                   $  1,899      7.49%
Debt securities issued by
   states and political
   subdivisions of the states                           $ 1,254     7.54%       1,387   7.21    $   198   9.20%    2,839      7.58%
Mortgage-backed securities                                  442     6.48                            230   6.57       672      6.55%
Other debt securities                                       150     7.83          115   6.97                         265      7.31%
                                  -------               -------               -------           -------         --------
                                  $   900     6.70%     $ 1,846     7.25%     $ 2,501   7.31%   $   428   7.54% $  5,675      7.34%
                                  -------               -------               -------           -------         --------
Total portfolio                   $12,656     6.53%     $49,295     7.44%     $67,515   6.84%   $35,970   7.51% $165,436      7.26%
                                  =======               =======               =======           =======         ========


(1)      Amounts shown at amortized cost.

(2)      Does not include marketable equity securities with an amortized cost basis of $29,826,000.


                           NECB, Inc. and Subsidiaries
                            S.E.C. GUIDE 3 - ITEM III

                                 LOAN PORTFOLIO


Types of loans at the end of each reporting period.

(Amounts in thousands)


AT DECEMBER 31,                                    1998            1997           1996           1995            1994
-----------------------------------------------------------------------------------------------------------------------
Commercial and financial................          $146,962       $126,686       $108,421       $  84,219      $  73,682
Real estate:

   Construction.........................            23,862         23,914         14,969          15,761          3,109
   Residential..........................           123,446        160,057        129,488         114,431        107,537
   Commercial...........................           176,139        180,347        159,748         124,205         83,593
Consumer................................            45,571         47,178         46,978          44,975         32,374
                                                  --------       --------       --------        --------       --------
   Loans outstanding....................          $515,980       $538,182       $459,604        $383,591       $300,295
                                                  ========       ========       ========        ========       ========







The following table shows the maturity and sensitivity of the Company's loan portfolio outstanding as of December 31, 1998.

                                                                           After One
                                                           One Year       Year Through       After
(AMOUNTS IN THOUSANDS)                                     OR LESS        FIVE YEARS       FIVE YEARS       TOTAL LOANS
-----------------------------------------------------------------------------------------------------------------------
Commercial and financial..........................
   Real estate:

     Construction.................................
     Residential..................................
     Commercial...................................

Consumer..........................................
Total Loans.......................................

   Allowance for possible loan losses.............
Total loans, net..................................


Of those loans due after one year or $_______________, approximately $_____________ have predetermined interest rates and $______________ have floating or adjustable interest rates.

                           NECB, Inc. and Subsidiaries
                             S.E.C. GUIDE 3 - ITEM V
                                    DEPOSITS


The following table sets forth average deposits and average rates for each of the years indicated:

(Amounts in thousands)
                                                        1998                       1997                     1996
                                                        ----                       ----                     ----
                                                Average                    Average                   Average
                                                BALANCE       RATE         BALANCE       RATE        BALANCE       RATE
-----------------------------------------------------------------------------------------------------------------------
Demand deposits.........................       $147,118                   $121,408                  $103,013
Regular savings deposits................        153,861       2.25%        136,771       2.35%       132,604        2.20%
NOW accounts............................         72,020       1.30          74,973       1.42         65,765        1.35
Money markets...........................          2,403       2.41          13,986       2.23         14,582        2.26
                                               --------                   --------                  --------
   Total savings deposits...............        375,402       1.18         347,138       1.32        315,964        1.31
Time deposits...........................        283,042       5.46         254,624       5.24        240,283        5.40
                                               --------                   --------                  --------
         Total Deposits.................       $658,444       3.02        $601,762       2.98       $556,247        3.08
                                               ========                   ========                  ========


         The following table sets forth the time remaining until maturity for time deposits in amounts of $100,000 and more:

3 months or less                                           $20,072
 3 to 6 months                                              11,175
 6 to 12 months                                             10,476
 > 12 months                                                 7,976
                                                         ---------
         Total                                             $49,699

                           NECB, Inc. and Subsidiaries
                            S.E.C. GUIDE 3 - ITEM VI
                           RETURN ON EQUITY AND ASSETS


Years Ended December 31,                              1998           1997           1996            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Return on average assets....................        0.95%            0.93%          1.10%          1.06%         0.36%
Return on average equity....................       10.38             9.91          12.50          13.15          5.46
Equity to assets............................        9.12             8.47           8.99           8.39          7.23




ITEM 2.       PROPERTIES

         NECB is the owner of an operations center in East Hartford, Connecticut
- located at 20 Founders Plaza, East Hartford, Connecticut. The 18,000 square foot facility houses the data and item processing and customer service functions and is adequate to support the foreseeable processing and support needs of NECB.

         NEBT's designated main office is located at 176 Broad Street, Windsor, Connecticut. In addition to the designated main office, NEBT has additional branches in Windsor, East Hartford, East Windsor, Ellington, Enfield, Manchester
(2), Somers, Suffield, South Windsor, West Hartford, East Hartford and Vernon. Of these offices, 4 are leased and 7 are owned properties. The Enfield office has a ground lease only. EQBK operates out of a single leased office in Wethersfield, Connecticut and CMBK operates two offices, in Bristol and Plymouth, Connecticut. The Bristol office is owned while the Plymouth facility is leased. Olde Port Bank and Trust operates its main office in Portsmouth and a branch office in Hampton, New Hampshire.

         During the year ended December 31, 1998 the aggregate rental expenses paid by NECB for all its office properties was approximately $1,533,000. All properties are considered to be in good condition and adequate for the purposes for which they are used.

ITEM 3.       LEGAL PROCEEDINGS

         There are no pending material adverse legal proceedings other than ordinary routine litigation incidental to normal business to which NECB and its Subsidiaries are a party to or which any of their properties are subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of NECB's 1998 fiscal year.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         As of December 31, 1998, there were 7,031,054 shares of NECB Common Stock issued and outstanding which were held by approximately 5,200 shareholders of record.

         NECB's Common Stock is listed on the Nasdaq National Market. The following represents the high and low sale prices from each quarter during the last two years:

                                                            1998
                                                            ----
                                                 HIGH                    LOW
                                                 ----                    ---
1st Quarter.........................            $26.875                $23.375
2nd Quarter.........................             26.00                  21.625
3rd Quarter.........................             24.25                  17.00
4th Quarter.........................             21.00                  13.938

                                                            1997*
                                                            -----
                                                 HIGH                     LOW
                                                 ----                     ---
1st Quarter.........................            $16.71                  $13.52
2nd Quarter.........................             15.91                   13.64
3rd Quarter.........................             22.50                   15.33
4th Quarter.........................             23.41                   19.03

*Adjusted for 10% stock dividend paid on January 16, 1998 to shareholders of record December 31, 1997.

         The following table shows per share quarterly cash dividends NECB declared upon the Common Stock over the last two years:

               1998                                           1997
               ----                                           ----
Q1.........................     $0.09   Q1............................     $0.07
Q2.........................      0.10   Q2............................      0.08
Q3.........................      0.10   Q3............................      0.08
Q4.........................      0.10   Q4............................      0.09

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

(amounts in thousands; except per share data)


Years Ended December 31,                               1998          1997           1996            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Earnings:
Interest income                                    $59,784       $54,212        $47,982         $34,600        $28,755
Interest expense                                    22,608        19,504         17,457          12,380          9,110
Net interest income                                 37,176        34,708         30,525          22,220         19,645
Provision for loan losses                            1,303         1,636          2,687           2,125          3,291
Noninterest income                                   9,190         5,459          4,824           3,646          3,182
Noninterest expense                                 32,359        27,870         22,709          18,679         17,533
Income tax expense                                   5,150         4,162          3,111             254            481
Net income                                           7,554         6,499          6,842           4,808          1,522

Per Share Data:
Net income per share - basic                         $1.07         $0.93          $1.06           $0.97          $0.39
Net income per share - diluted                        1.05          0.92           1.06            0.97           0.39
Dividends declared                                    0.39          0.326          0.255           0.186         0.045

Balance Sheet Data (as of end of year):
Loans                                             $515,980      $538,182       $459,604        $383,591       $300,295
Allowance for loan losses                           10,092        12,081          9,355           9,199          7,944
Goodwill                                             4,847         5,238          4,464             402              0
Assets                                             803,887       806,888        692,628         584,378        446,288
Deposits                                           664,078       694,946        615,148         529,602        408,497
Shareholders' equity                                73,350        68,341         62,263          49,017         32,274
Nonperforming assets                                 6,976        13,034         11,814          11,971         13,282

Operating Ratios:
Return on average assets                              0.95%         0.93%          1.10%           1.06%          0.36%
Return on average equity                             10.38          9.91          12.50           13.15           5.46
Net interest margin                                   5.19          5.36           5.32            5.30           5.03
Total equity to total assets                          9.12          8.47           8.99            8.39           7.23
Tangible equity to total assets                       8.52          7.82           8.34            8.32           7.23

                                       18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         New England Community Bancorp, Inc. ("NECB" or the "Company") reported net income for 1998 of $7,554, or $1.05 per share - diluted, compared to $6,499, or $0.92 reported in 1997. Return on assets ("ROA") and return on equity ("ROE") were .95% and 10.38%, respectively, for 1998 compared to .93% and 9.91%, respectively, in 1997. During 1998 the Company acquired Olde Port Bank and Trust ("OPBT") and Bank of South Windsor ("BSW"). Expenses related to these acquisitions totaled $2,627,000 (tax effected), or $0.37 per share - diluted. Net operating income, which excludes the impact of these charges, amounted to $10,181,000 or $1.41 per share - diluted. This represents an increase of $1,933,000 or 23% over net operating income for 1997. On an earnings per share basis (using net operating income), 1998 increased 21% over the $1.17 earnings per share - diluted for 1997. ROA and ROE were 1.45% and 15.81%, respectively in 1998, excluding the acquisition-related charges. The acquisitions of OPBT and BSW were accounted for as "pooling of interests" and as such all comparative prior periods have been restated as if the acquisitions had been in effect for all periods presented. [Please see Acquisition Summary below and Footnote 2 to the consolidated financial statements for information concerning the Company's merger and acquisitions.]

         Net interest income on a fully taxable-equivalent ("FTE") basis totaled $37,742,000 for 1998 compared to $34,941,000 in 1997. The net interest margin for 1998 was 5.19% versus 5.36% in 1997. The increase in net interest income is due to growth in average earning assets. Much of this growth resulted from the 1998 acquisitions while the decrease in net interest margin resulted primarily from an increase in the cost of interest-bearing liabilities.

         The provision for loan losses was $1,303,000 compared to $1,636,000 in 1997. The decrease is largely due to an improvement in asset quality and the decrease in loans outstanding during 1998.

         Noninterest income increased to $9,190,000 in 1998 from $5,459,000 in 1997. The 68% improvement resulted from the combined effect of the $1,289,000 increase in securities gains and increased mortgage banking revenues of $2,296,000.

         Noninterest expense totaled $32,359,000 in 1998 compared to $27,870,000 in 1997. The increase primarily resulted from the acquisitions, net of cost reductions derived from the elimination of duplicate operations and other expense reduction initiatives undertaken by the Company. Illustrative of these initiatives particularly, NECB's efficiency ratio - excluding the effect of the restructure charge--equaled 60.05% for 1998 compared to 61.76% for 1997. By comparison, the efficiency ratio in 1996 was 62.2%.

         Total loans at December 31, 1998 amounted to $515,980,000 compared to $538,182,000 at December 31, 1997 while total deposits amounted to $664,078,000 at December 31, 1998 compared to $694,946,000 at December 31, 1997. Early in 1998 NECB completed a bulk sale of approximately $13,000,000 in nonperforming and underperforming loans. These loans were accumulated primarily through previous three acquisitions. Throughout much of 1998 declining long term interest rates caused a marked increase in mortgage loan refinancings as homeowners sought to lower interest expense. NECB saw a decrease in mortgages during this period of $38,000,000 due primarily to the practice of selling newly originated fixed rate mortgages in the secondary market. Another core product, commercial loans increased $20,000,000 during 1998.

         Shareholders' equity increased $5,009,000 from $68,341,000 at December 31, 1997 to $73,350,000 at year-end 1998. Reflecting the acquisitions, the ratio of equity to assets increased to 9.12% at December 31, 1998 compared to 8.47% a year earlier.

ACQUISITION SUMMARY

         In November 1995, NECB created a second banking subsidiary when it acquired The Equity Bank ("EQBK"). In July, 1996 and August, 1997, respectively, the Company acquired all the outstanding common stock of MSB and FBWH, both of which were merged with and into NEBT. On December 31, 1997, NECB acquired CMBK, establishing a third banking subsidiary. With the exception of the FBWH acquisition, each of the transactions were accounted for as purchases and, as such, prior year comparative data was not revised to include information for these entities. In 1998 NECB acquired all the outstanding common stock of OPBT and BSW. OPBT became a fourth banking subsidiary and BSW was merged with and into NEBT. As previously noted, the acquisitions of FBWH, OPBT and BSW were accounted for as a "pooling of interests" and therefore all comparative prior periods have been restated as if the acquisitions had been in effect for all periods presented.

INCOME STATEMENT ANALYSIS
Net Interest Income

         Net interest income, which is defined as the difference between interest earned on earning assets and interest paid on deposits and borrowings, represents the largest component of NECB's operating income. The principal earning assets of the Company are the loan portfolios of its subsidiary banks - which are primarily comprised of loans to finance operations of businesses located within our market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage loans and personal loans to individuals. Representing approximately one-quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. These funds are used to provide reserves and meet the liquidity needs of the Company while providing a source of revenue. Excess reserves are available to meet the borrowing needs of the communities we serve. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the applicable State and Federal income tax rates for all periods presented.

(Amounts in thousands)
Years Ended December 31,                                                       1998               1997            1996
                                                                            ---------          ---------       ---------
Interest income (financial statements)                                        $59,784            $54,212         $47,982
Tax equivalent adjustment                                                         566                233             246
Interest expense                                                              (22,608)           (19,504)        (17,457)
                                                                             --------           --------        --------
Net interest income - FTE                                                     $37,742            $34,941         $30,771
                                                                              =======            =======         =======


         In 1998, net interest income increased $2,801,000 or 8.02% over 1997. The increase in 1998 is largely due to growth in earning assets which increased a substantial $75,294,000 or 11.55% compared to the 1997 average. The acquisition of Community Bank added approximately $62,000,000 to the average while internal growth provided the remainder.

Net Interest Margin and Interest Rate Spread

(amounts in thousands)

                                                         1998                           1997                          1996
                                                       Interest                       Interest                      Interest
                                           Average      Earned/          Average       Earned/          Average     Earned/
Years Ended December 31,                   Balance       Paid    Rate    Balance        Paid    Rate    Balance       Paid     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
   Interest-earning assets:
   Federal funds sold and other            $  8,476    $   391   4.61%   $ 12,295     $   677   5.51%   $ 14,984     $   805   5.37%
   Investment securities                    185,929     12,229   6.58     167,814      11,030   6.57     146,431       9,109   6.22
   Loans (A)                                532,946     47,730   8.96     471,948      42,738   9.06     417,141      38,314   9.18
                                           ----------------------------------------------------------------------------------------
      Total interest-earning assets         727,351     60,350   8.30     652,057      54,445   8.35     578,556      48,228   8.34
   Allowance for loan losses                (10,494)                       (9,888)                        (8,491)
   Cash & due from banks                     35,911                        27,614                         23,582
   Other assets                              39,580                        29,719                         28,370
                                           --------                      --------                       --------
      Total assets                         $792,348                      $699,502                       $622,017
                                           ========                      ========                       ========

Liabilities and Equity:
   Interest-bearing liabilities:
   Regular savings deposits                $153,861    $ 3,457   2.25%   $136,771     $ 3,210   2.35%   $132,604     $ 2,913   2.20%
   NOW accounts                              72,020        933   1.30      74,973       1,061   1.42      65,765         891   1.35
   Money market                               2,403         58   2.41      13,986         312   2.23      14,582         330   2.26
                                           ----------------------------------------------------------------------------------------
      Total savings deposits                228,284      4,448   1.95     225,730       4,583   2.03     212,951       4,134   1.94
   Time deposits                            283,042     15,445   5.46     254,624      13,345   5.24     240,283      12,987   5.40
   Short-term borrowings                     32,050      1,400   4.37      14,609         790   5.41       2,962         169   5.71
   Long-term debt                            21,256      1,315   6.19      13,336         786   5.89       2,662         167   6.27
                                           ----------------------------------------------------------------------------------------
      Total interest-bearing liabilities    564,632     22,608   4.00     508,299      19,504   3.84     458,858      17,457   3.80
   Demand deposits                          147,118                       121,408                        103,013
   Other liabilities                          7,849                         4,201                          5,389
                                           --------                      --------                       --------
      Total liabilities                     719,599                       633,908                        567,260
Equity                                       72,749                        65,594                         54,757
                                           --------                      --------                       --------
      Total liabilities & equity           $792,348                      $699,502                       $622,017
                                           ========                      ========                       ========

Net interest income                                    $37,742                        $34,941                        $30,771
                                                       =======                        =======                        =======
Net interest spread                                              4.30%                          4.51%                          4.54%
Net interest margin                                              5.19%                          5.36%                          5.32%

(A)  Average loans include nonaccruing loans and loans held-for-sale.

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

     The net interest margin for 1998 decreased to 5.19% compared to 5.36% in 1997, (primarily from an improved mix of earning assets) which were funded by a greater percentage of interest-free liabilities. Investment securities represented 25.6% of average earning assets in 1998 compared to 25.7% in 1997 while characteristically higher-yielding loans represented 73.3% and 72.4% of average earning assets in 1998 and 1997, respectively.

Average Earning Asset Mix - Insert Pie Chart

     The average interest-bearing liabilities increased to $564,632,000 in 1998, from $508,299,000 in 1997, primarily due to increases in regular savings and time deposits. The interest rates paid on these liabilities increased 16 basis points and averaged 4.00% in 1998 compared to 3.84% in 1997. Average total savings deposits increased $2,554,000 in 1998. Reflecting an increasingly competitive market for core deposits the interest rate paid on these deposits fell 8 basis points in 1998 to 1.95% from 2.03% in 1997. More than offsetting this decrease was an increase in the cost of time deposits.

                                 1998                            1997
                               --------                       --------
Securities                     $185,929                       $167,814
Loans                           532,946                        471,948
Other                             8,476                         12,295

     NECB continued to expand its use of alternative funding sources in 1998 principally through repurchase agreements (for its commercial customers) and Federal Home Loan Bank of Boston ("FHLBB") borrowings. Short-term borrowings increased in 1998 and averaged $32,050,000, compared to $14,609,000 in 1997, as repurchase agreements were used to meet NECB's funding requirements. In addition to providing a source of funds, repurchase agreements allow NECB's commercial deposit customers to earn interest on excess cash balances. The rate paid on short-term liabilities decreased from 1997 and equaled 4.37%. As noted, during 1998 NECB increased its long-term debt with advances from the FHLB. NECB's borrowings were fixed rate and had maturities ranging from 1999 to 2010. The average rate paid for these liabilities increased modestly in 1998 and equaled 6.19% in 1998 compared to 5.89% in 1997.

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

(amounts in thousands)                                      1998                                             1997
                                             ---------------------------------              -----------------------------------
                                                              Change due to                                   Change due to
                                              Increase          Change in:                   Increase           Change in:
Years Ended December 31,                     (Decrease)     Rate        Volume              (Decrease)       Rate        Volume
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Federal funds sold                             $ (286)     $ (98)       $ (188)               $ (128)       $  21        $ (149)
Investment securities                           1,199          8         1,191                 1,921          537         1,384
Loans                                           4,992       (295)        5,287                 4,424         (531)        4,955
                                               ------      -----        ------                ------         ----        ------
Total interest income change                    5,905       (385)        6,290                 6,217           27         6,190
                                               ------      -----        ------                ------         ----        ------

Interest-bearing liabilities:
Regular savings deposits                          247       (128)          375                   297          203            94
NOW account deposits                             (128)       (87)          (41)                  170           41           129
Money market deposits                            (254)        28          (282)                  (18)          (5)          (13)
                                               ------      -----        ------                ------         ----        ------
      Total savings deposits                     (135)      (187)           52                   449          239           210
Time deposits                                   2,100        566         1,534                   358         (369)          727
Short-term borrowings                             610       (117)          727                   621           (8)          629
Long-term debt                                    529         41           488                   619           (9)          628
                                               ------      -----        ------                ------         ----        ------
Total interest expense change                   3,104        303         2,801                 2,047         (147)        2,194
                                               ------      -----        ------                ------         ----        ------
Net interest income change                     $2,801      $(688)       $3,489                $4,170         $174        $3,996
                                               ======      =====        ======                ======         ====        ======

     As is shown above, the increase in net interest income in both 1998 and 1997 is primarily attributable to changes in volume much of which is the result of acquisitions. Growth in average loans, though both acquisition and internal growth, represented the single largest source of new revenues in each of the past two years. The growth in earning assets has been supported by a relatively stable cost of funds in each of the past two years. Rate related costs actually declined $147,000 or 1.0% in 1997 and rose $303,000 or 1.5% in 1998.

Noninterest Income

     NECB's income from noninterest revenue activities increased 68.3% in 1998 and represented 13.32% of net revenues compared to 9.15% in 1997. This increase in fee-based revenue follows industry trends of the past several years for shifting dependence away from interest sources of income. Through the expansion of existing business lines and the introduction of new products and services, NECB's objective is to increase the percentage of income derived from noninterest income sources to at least 20% of total net revenue within the next two years.

     For 1998 noninterest income increased 68.3% from 1997 and totaled $9,190,000 compared to $5,459,000 and $4,824,000 for 1997 and 1996, respectively. The largest component of this increase resulted from growth in mortgage banking revenues. NECB formed New England Community Mortgage Corp. in 1998. This new unit rapidly built on the success of the banking subsidiaries' mortgage departments by focusing on a service valued by many consumers. This new unit concentrated upon supporting the needs of home buyers throughout our market and in several new communities. This market focus resulting in NECM being ranked 17th in mortgage production for all of 1998 even though it did not commence operation until June. Gains realized from the sale of securities rose sharply in 1998 largely as the result of an $898,000 gain from the sales of investment assets by the parent company. Service fees grew by approximately 10% in 1998 on the acquisition of Community Bank and increase volume of commercial service sales.

     NECB realized net gains from the sale of securities of $1,664,000 in 1998. This compares to significantly smaller amounts recorded in both 1997 and 1996. As a matter of practice, in conjunction with the purchase of common stock, NECB establishes a target price objective for the issue. In addition, through regular reviews of holdings, NECB evaluates each stock and determines whether to sell or continue to hold the stock. It is the sale of those issues which reached their target prices during 1998 which provided approximately $1,515,000 in gains in 1998. The likelihood of profitability of any such gains in the future cannot be predicted.

     Mortgage originations reached an all time high for NECB during 1998. Aided by the formation of NECM and the subsequent expansion into several new communities within Connecticut, originations reached $160,000,000 in 1998. Of this total 83% were provided to finance the purchase of new and existing homes. In the fourth quarter NECM established a sales office in Portsmouth, New Hampshire. Management expects that NECM will continue its two pronged marketing strategy over the next several years. By expanding its ability to service markets currently served by our banking subsidiaries and concurrently entering new market areas where we do not currently have a presence.

Mortgage Originations--Insert Bar Graph
(amounts in thousands)

         1998           1997            1996
         ----           ----            ----

       $180,000       $65,000         $40,000

Noninterest Expense

     Noninterest expense was $32,359,000 in 1998 compared to $27,870,000 in 1997. Included in these amounts were non-recurring acquisition related expenses of $3,593,000 in 1998 and $2,197,000 in 1997. Excluding these charges, noninterest expenses amounted to $28,766,000 in 1998 and increased by $3,093,000 or 12.0% over the $25,673,000 reported in 1997. Much of the increase in 1998 is due to our acquisition of Community Bank of Bristol, Connecticut. The use of purchase accounting for this acquisition increased expenses in categories such as salary and benefit expense, occupancy, equipment and outside services. Community's expenses (net of cost savings achieved in the acquisition) increased expenses throughout all of 1998. This "step-up" in expense aggregated to $2,011,000 in 1998.

     Salaries and benefits -the largest component of the noninterest expense - totaled $15,645,000 in 1998 compared to $13,325,000 in 1997. The increase is primarily due to the acquisitions along with other salary and benefit increases. During 1998 NECB completed a sale of non-performing and under-performing loans which resulted in a net expense of $715,000. Equipment expense totaled $1,972,000 in 1998 which is $110,000 or 6.2% higher than 1997. Other expenses increased by $337,000 and totaled $3,867,000 compared to $3,530,000 in 1997. Other expenses include items such as marketing, business development, corporate contributions, community service and other general and administrative expenses.

Income Taxes

     In 1998, the Company recognized income tax expense of $5,150,000, an effective tax rate of 40.5%. This compares to income tax expense of $4,162,000 in 1997, an effective rate of 39.1%.

BALANCE SHEET ANALYSIS

     Total assets decreased to $803,887,000 at December 31, 1998 compared to $806,888,000 at December 31, 1997. This modest change in total assets reflects the attitude and accomplishment of NECB in focusing upon earnings growth rather than a specific growth target for total assets. During 1998 the overall size of the company, as measured by total assets, remained essentially unchanged. Quite a bit of change, occurred within the balance sheet, however. During the year residential mortgage loans decreased $37,000,000 as accelerated prepayments followed an abrupt decline in long term interest rates. Meanwhile our commercial lending group continued to expand with a net increase of $20,000,000. Other changes, including the sale of problem loans early in the year, amounted to a reduction of $6,000,000. Higher cost time deposits were allowed to run off and were replaced by borrowed funds and earned equity.

Balance Sheet Highlights (amounts in thousands)
December 31,                          1998             1997             Change
                                   ---------        ---------          --------
Total Assets                       $ 803,887        $ 806,888          $ (3,001)
Earning Assets                       740,383          740,116               267
Securities                           203,117          182,276            20,841
Loans                                515,980          538,182           (22,202)
Total Deposits                       664,078          694,946           (30,868)
Borrowed Funds                        62,127           38,581           (23,546)
Equity                                73,350           68,341             5,009

     NECB's   securities   portfolio   increased   $20,841,000   or  11.4%  from
$182,276,000  at December 31, 1997 to  $202,423,000  at December  31,  1998.  At
year-end the amortized cost of securities available-for-sale and securities held-to-maturity totaled $189,587,000 and $5,675,000, respectively. Management's strategy for investment securities is to maintain a very high quality portfolio with short and intermediate maturities. Investment securities classified as available-for-sale provide an additional source of liquidity to meet the needs of NECB and its customers. The net unrealized gain on securities available-for-sale decreased slightly to $2,280,000 at December 31, 1998 compared to $2,288,000 at December 31, 1997.

Loans

     At December 31, 1998, NECB's loan portfolio stood at $515,980,000 compared to $538,182,000 a year earlier. Despite the intense competition in the marketplace, NECB was able to add significantly to its commercial loans outstanding in 1998. As the preferred small business lender in its service area together with NECB's expansion into the Bristol market and a strengthening economy, commercial loans outstanding should continue to increase. Most borowers able to do so, have completed refinancing their residential mortgages.

(amounts in thousands)
Loan Portfolio Composition                    1998                 1997
                                              ----                 ----
Commercial and financial                  $146,962             $126,686
Real estate:
   Construction                             23,862               23,914
   Residential                             123,446              160,057
   Commercial                              176,139              180,347
Consumer                                    45,571               47,178
                                          --------            ---------
                                          $515,980             $538,182
                                          ========            =========

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

NECB's NPAs at December 31, 1993 through 1998 are presented below:

(amounts in thousands)
                                  1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
Nonaccrual loans                 $ 5,340   $ 9,838   $ 8,156   $ 8,837   $ 9,357
Other real estate owned            1,636     3,196     3,658     3,134     3,925
                                 -----------------------------------------------
Total nonperforming assets       $ 6,976   $13,034   $11,814   $11,971   $13,282
                                 ===============================================

     NPAs decreased  $6,058,000 or 46.5% to $6,976,000 at December 31, 1998 from
$13,034,000 at December 31, 1997. At December 31, 1998 nonaccrual loans as a percentage of total loans and nonperforming assets as a percentage of total assets were 1.03% and .87%, respectively, compared to 1.83% and 1.62% at December 31, 1997. The decrease in total NPAs in the year ended December 31, 1998 primarily resulted from the bulk sale of problem loans early in 1998 and the overall improvement in quality of the current portfolio.

Activity in NPAs
(amounts in thousands)

                                                           1998            1997
                                                           ----            ----
Balance at beginning of year                             $13,034          11,814
Additions                                                  9,464           6,622
Changes incident to acquisitions                                           4,209
Reductions:
   Payments                                                5,367           2,046
   Returned to performing status                             328             713
   Charge-offs/writedowns                                  4,999           2,203
   Sales/other, net                                        4,828           4,649
Balance at end of year                                   $ 6,976         $13,034

     At December 31, 1998 loans past due in excess of ninety days and accruing interest amounted to $977,000 compared to $1,060,000 at December 31, 1997. Although these loans are not included in NPAs, Management reviews these loans when considering risk elements to determine the overall adequacy of the loan loss reserve.

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

     The following table summarizes the activity in the allowance for possible loan losses for the years ended December 31, 1994 through 1998. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio. It is not considered meaningful to allocate the allowance according to geographic area as NECB's market area is homogeneous and limited in size.

(Amounts in thousands)
Years Ended December 31,                                                  1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial and financial                                             $ 2,302      $   729      $ 1,279      $   871      $   625
   Real estate                                                            1,723          972        3,573        2,270        1,884
   Installment loans to individuals                                         173          130          406          178          178
                                                                        -------      -------      -------      -------      -------
      Total charge-offs                                                   4,198        1,831        5,258        3,319        2,687
                                                                        -------      -------      -------      -------      -------
Recoveries on loans charged-off:
   Commercial and financial                                                 596          389          294          397          180
   Real estate                                                              247          360          342           56          212
   Installment loans to individuals                                          63           64           81           35           38
                                                                        -------      -------      -------      -------      -------
     Total recoveries                                                       906          813          717          488          430
                                                                        -------      -------      -------      -------      -------
Net loans charged-off                                                     3,292        1,018        4,541        2,831        2,257
                                                                        -------      -------      -------      -------      -------
Provision charged to operations                                           1,303        1,636        2,687        2,125        3,291
Changes incident to acquisitions                                              0        2,108        2,010        1,961
Balance, at beginning of year                                            12,081        9,355        9,199        7,944        6,910
                                                                        -------      -------      -------      -------      -------
Balance, at end of year                                                 $10,092      $12,081      $ 9,355      $ 9,199      $ 7,944
                                                                        =======      =======      =======      =======      =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period                             0.62%        0.22%        1.09%        0.91%        0.78%
Ratio of allowance for loan losses to total loans                          1.96         2.24         2.04         2.40         2.65
Ratio of allowance for loan losses to nonaccrual loans                   188.99       122.80       114.70       104.10        84.90

NECB's allowance for loan losses decreased $1,989,000 from December 31, 1997 to $10,092,000 at December 31, 1998. The provision for loan losses in 1998 was $1,303,000 compared to $1,636,000 for 1997. Reflecting the increase in charge-offs, the ratio of net charge-offs to average loans increased to .62% in 1998 compared to .22% in 1997. While the allowance for loan losses decreased to 1.96% of total loans at December 31, 1998 from 2.24% at December 31, 1997, management expects this ratio to decrease to approximately 1.90% in 1999.

     The following table reflects the Allowance for Loan Losses as of December 31, 1998 with allocations categorized by loan type:

(Amounts in thousands)                  Allocation of            Percentage of
                                        Allowance for             loan type to
Loans by type                             Loan Losses              total loans
--------------------------------------------------------------------------------
Commercial & Financial                          3,004                       28%
Real estate:
   Construction                                   412                        5
   Residential                                  1,698                       24
   Commercial                                   4,910                       37
Consumer                                          168                        9
                                               ------                      ---
   Total                                       10,192                      100%
                                               ======                      ===

     As noted, NECB's subsidiaries perform ongoing reviews of loans to determine the required allowance for possible loan losses at any given date. To facilitate this process, an individual loan rating system is utilized. In the review process, the subsidiaries assess factors, including the borrower's past and current financial condition, repayment ability and liquidity, the nature of collateral and changes in its value, current and anticipated economic conditions and other factors deemed appropriate. These reviews are dependent upon estimates, appraisals and judgments which can change quickly because of changing economic conditions and Management's perception as to how these factors affect the financial condition of debtors. The loan rating process classifies loans according to the subsidiaries' uniform classification system. The subsidiaries consider performing loans rated as "substandard" and "doubtful" to be potential problem loans. "Substandard" loans are characterized by well-defined weaknesses such as deteriorating or inadequate collateral or impaired repayment ability. A loan is considered "doubtful" when similar conditions exist but are more severe in nature.

     At December 31, 1998, NECB considered loans outstanding of $16,081 to be potential problems compared to $15,359 at December 31, 1997. Included in these totals were loans totaling $5,340 and $6,064, respectively, which were not classified as nonperforming because such loans are performing according to their terms.

Deposits

     Total deposits decreased $30,868,000 or 4.4% from $694,946,000 at December 31, 1997 to $664,078,000 at December 31, 1998. This decrease is largely attributable to the outflow of maturing time deposits, principally of acquired companies, bearing above market interst rates. As discussed earlier, by utilizing FHLB as an alternative source of funding interest earning assets, NECB decreased its reliance upon retail deposits - particularly CD's - as a funding source. This, taken together with a declining interest rate environment, served to reduce rates paid on CD's by more than 20-basis points in 1998 compared to 1997. The continuing use of this strategy had a significant effect upon renewing CD's of acquired companies. The interest rate structure of CMBK was very near the top end of the rates offered throughout its market. This tactic had attracted funds from depositors who only sought the highest rates then being offered. While time deposits remain an important source of funds, much of this money did not stay with the Company. Through its commercial focus, NECB continues to target small businesses as a source of growth. This focus shifted the mix of deposits from the higher priced time deposits to noninterest-bearing demand deposits and NOW accounts. The percentage of noninterest-bearing demand deposits to total deposits increased to 24.2% from 22.0% at December 31, 1998 and 1997, respectively.

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

     Key to NECB's management of interest-rate risk are the following measurement techniques: (i) interest rate sensitivity "gap" analysis; (ii) "rate shock" to measure earnings volatility due to immediate increase or decrease in market rates of up to 200-basis points; and (iii) simulations of net interest income under alternative balance sheet and interest rate scenarios. To further improve the Company's ability to manage interest-rate risk, NECB uses computer modeling software for its measuring and monitoring process. Using computer modeling, NECB is able to measure the sensitivity of earnings to interest rate changes. NECB's Subsidiaries measure the impact assuming the continuation of current balance sheet trends along with a rate shock. NECB also uses the model to measure its earnings sensitivity relative to management's most likely interest rate scenario. In conjunction with the installation of the modeling software, the Company refined its internal parameters for monitoring gap analysis and the 200-basis point rate shock as well as the assumptions as to the effect of volume changes, prepayment rates and repricing characteristics for both contractual and noncontractual assets and liabilities. These guidelines serve as benchmarks for determining actions to balance the current position against the Subsidiaries' strategic goals. The results of the simulations are reported to the respective subsidiary asset/liability committee ("ALCO").

     Gap analysis provides a point-in-time "snapshot" of the maturity and repricing characteristics of the Company's balance sheet. The report, which follows, is prepared by allocating all assets and liabilities into time horizons based upon either their contractual or anticipated maturity or repricing. For floating rate instruments, the entire balance is placed at the next date on which their rates could be reset and for fixed rate instruments the balances are placed in time horizon according to their principal repayment schedule. In addition to prepayment assumptions for mortgage-related instruments, management also applies assumptions to noncontractual deposits--such as demand deposits and savings accounts. The interest sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. A liability sensitive position results when more liabilities than assets reprice or mature within a given time period. Under this scenario, as interest rates fall, increased net interest revenue will be generated. Conversely, an asset sensitive position results when more assets than liabilities reprice with a given period. In such an instance, net interest revenue would benefit from an increasing interest rate environment. The impact of creating a liability or asset sensitive position depends on the magnitude of the actual change in interest rates relative to the behavior of borrowers and depositors. NECB's policy specifies that the cumulative one-year gap should be less than 10% of total assets. As is shown in the table below, as of December 31, 1998, the Company was 12.00% liability sensitive at the cumulative one year gap, slightly over NECB's policy limits.

Interest-Rate Gap Analysis
December 31, 1998                                                                   Cumulatively Repriced Within
                                                         ---------------------------------------------------------------------------
(Amounts in thousands, by repricing date)                 3 Months          4 to 12          1 to 5          After 5
                                                          or Less           Months           Years            Years          Total
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                $  13,516        $     717        $                $  38,611      $  52,844
Securities                                                   6,000           14,926           46,510          135,681        203,117
Loans                                                      106,467          121,269          197,043           91,201        515,980
Loans held-for sale                                          7,721                                                             7,721
Other assets                                                                                                   24,225         24,225
                                                         ---------        ---------        ---------        ---------      ---------
   Total assets                                          $ 133,704        $ 136,912        $ 243,553        $ 289,718      $ 803,887
                                                         =========        =========        =========        =========      =========
Deposits:
   Demand                                                $  16,088        $  32,175        $  48,263        $  64,350      $ 160,876
   Savings                                                  24,491           48,982           85,718           85,719        244,910
   Time                                                     71,904          128,560           57,828          258,292
                                                         ---------        ---------        ---------        ---------      ---------
           Total deposits                                  112,483          209,717          191,809          150,069        664,078
Borrowings                                                  36,848            7,700           11,671            5,908         62,127
Other liabilities                                                                                               4,332          4,332
Equity                                                                                                         73,350         73,350
                                                         ---------        ---------        ---------        ---------      ---------

Total liabilities and shareholders' equity               $ 149,331        $ 217,417        $ 203,480        $ 233,659      $ 803,887
                                                         =========        =========        =========        =========      =========
Periodic                                                 $ (15,627)       $ (80,505)       $  40,073        $  56,059
Cumulative gap                                           $ (15,627)       $ (96,132)       $ (56,059)
Cumulative gap as % of total assets                          (1.94)%         (11.96)%          (6.97)%

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

     All of NECB's subsidiary banks are members of the Federal Home Loan Bank of Boston (FHLBB) making them eligible for both short term lines of credit and long term borrowing facilities. The FHLBB provides its member banks with credit by accepting as collateral the member bank's mortgage assets. The aggregate credit available to the subsidiaries consists of $9,225,000 short-term and $153,891,000 in long term. At December 31, 1998, usage of these facilities amounted to
$27,279,000 providing $135,837,000 available for future use. NECB has alternative sources of liquidity available including federal funds purchased and repurchase agreements. Purchases of federal funds and borrowing on repurchase agreements may be utilized to meet short-term borrowing needs. NECB believes that its policies will enable it to maintain adequate liquidity and to prudently commit funds to loans or investments, depending upon underlying risk, demand and rate of return.

     As shown in the Consolidated Statements of Cash Flows, NECB's cash and cash equivalents at December 31, 1998 decreased from December 31, 1997 totaling $52,844,000 and $61,030,000, respectively. The decrease in 1998 was largely due to a decrease in federal funds sold in 1998.

Capital

     One of management's primary objectives is to maintain a strong capital position to merit the confidence of customers, the investing public, regulators and its shareholders. A strong capital position helps NECB withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. One such opportunity was the acquisition of CMBK, which was an all cash transaction, and enabled NECB to leverage its balance sheet to improve its earnings capacity. At December 31, 1998, total shareholders' equity was $73,350,000, an increase of $5,009,000 compared to $68,341,000 at December 31,
1997. The bulk of the increase came from the retention of earnings which, net of dividends paid, amounted to $5,021,000. During 1997, shareholders' equity increased $6,078,000 to $68,341,000 from $62,263,000 at December 31, 1996. The increase resulted primarily from retention of earnings.

     As noted above, the Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

     As of December 31, 1998, the Company exceeded all regulatory capital ratios and the Subsidiaries were categorized as "well capitalized." The leverage ratio is computed using the quarterly average assets and, based upon the December 31, 1997 acquisition date of CMBK, their assets are not included in the leverage ratio for 1997. The various capital ratios of the Company for December 31, 1998 and 1997 were:

                                                                 1998      1997
                                                                 ----      ----
Total risk-based capital (10% to be well capitalized) ......     13.3%     12.5%
Tier 1 risk-based capital (6% to be well capitalized) ......     12.1      11.3
Leverage ratio (5% to be well capitalized) .................      8.3       8.6
Total equity to assets .....................................      9.1       8.5
Tangible equity to assets ..................................      8.5       7.8

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133
establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity" rights or obligations under the applicable derivative contract. NECB will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 will be effective for NECB no later than the quarter ending March 31, 2000. SFAS 133 may not be applied retroactively to financial statements of prior periods. SFAS 133 is not expected to have a material impact on NECB's consolidated results of operations, financial position or cash flows.

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

The Year 2000 Problem

     NECB, like all institutions that utilize computer technology, continues to deal with the challenges associated with the possibility that many existing computer systems may not function properly when processing time-sensitive data beyond the year 1999 (referred to as the Y2K Problem). The Year 2000 Problem is the result of computer programs using two digits rather than four in date fields that define the year. Any computer programs used by NECB that have time-sensitive software may recognize a date field using "00" as the year 1900 rather than the year 2000. If not modified or replaced, these programs could cause system failures or miscalculations, which could adversely affect NECB's ability to process customer transactions or provide customer service.

     NECB recognizes several risks which could have adverse impact upon the safety and soundness of banks generally, and NECB subsidiaries in particular. Of primary concern is the ability of NECB companies to adequately perform their duties in meeting the needs of their customers. Additionally there is a risk that some of its borrowing customers may experience difficulty in dealing with the problem, such that repayment of outstanding loans could be jeopardized. To a somewhat lesser degree customers maintaining deposit accounts with the bank may experience difficulty in their record keeping systems. To combat these exposures NECB formed a Y2K committee consisting of 23 senior middle-managers. This Y2K committee, using ample resources made available, designs, implements and validates the tests necessary to ensure NECB preparedness to cope with the Problem.

     Costs associated with implementing procedures and modifying existing system applications have been and will continue to be expensed as incurred. NECB does not expect incremental costs associated with any modifications for Year 2000 compliance to be material.

1996 Comparison

     The pattern of acquisitions throughout the past three years has resulted in significant changes to the NECB's performance when compared to prior periods. Shown here, NECB reported net income for 1996 of $6,842,000, or $1.06 per share
- diluted. The ROA and ROE for 1996 were 1.10% and 12.50%, respectively. These performance ratios reflect the pooling of BSW and OPBT.

     Net interest income on an FTE basis in 1996 amounted to $30,771,000. The net interest margin in 1996 was a strong 5.32%. The yield on interest-earning assets in 1996 was 8.34% while the cost of interest-bearing liabilities was 3.80%.

     The provision for loan losses amounted to $2,687,000. Net charge-offs amounted to $4,541,000 in 1996, up from $2,831,000 a year earlier, while NPAs totaled $11,814,000.

     Noninterest income totaled $4,824,000. Noninterest income was positively impacted by increases in service charges and mortgage banking revenues. During 1996, NECB originated more than $50,000,000 in residential mortgage loans. In 1996, noninterest expenses amounted to $22,709,000. There were no specific provisions for the costs related to the purchase of Manchester State bank in July 1996 which was accounted for as a purchase. Expenses incurred prior to the date of acquisition were not included in the 1996 financial statements of NECB.

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

     With regard to equity price risk, the fair value of NECB's common stock portfolio is expected to fluctuate in a manner similar to price movements in the S&P 500 index (a broad market index). For example, a 10% decline in the S&P 500 would be expected to reduce the fair value of NECB's year-end 1998 portfolio by approximately 10%, or $1 million. Based on the portfolio's net unrealized gain of $543 thousand at December 31, 1998, a 10% decline in fair value of would reduce the net unrealized gain to an unrealized loss of approximately $457 thousand.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2)  List of Financial Statements and Schedules.

     The consolidated financial statements and report of independent public accountants of New England Community Bancorp, Inc. and Subsidiaries are listed in the index appearing on page 34 of this report on Form 10-K.

(a)(3)    List of Exhibits

Exhibit No.          Description
-----------          -----------

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

    (10)(f) The Employment Agreement by and between New England Community Bancorp, Inc. and Frank A. Falvo dated December 6, 1996 was filed on March 31, 1997 as Exhibit 10(f) to New England Community Bancorp, Inc.'s Annual Report filed on Form 10-K and is incorporated herein by reference.

    (10)(g) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and David A. Lentini dated October 16, 1997 and is incorporated herein by reference.

    (10)(h) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Donat A. Fournier dated October 16, 1997 and is incorporated herein by reference.

    (10)(i) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Anson C. Hall dated October 16, 1997 and is incorporated herein by reference.

    (10)(j) The Executive Retention Agreement by and between New England Community Bancorp, Inc. and Frank A. Falvo dated October 16, 1997 and is incorporated herein by reference.

    (21)       List of Subsidiaries.

    27.1       Financial Data Schedule--Fiscal Year End 1998
    27.2       Restated Financial Data Schedule--Fiscal Year Ends 1997


APPENDIX A Index to Financial Statements:

Report of Independent Certified Public Accountants for the Years Ended
      December 31, 1998, 1997 and 1996...................................... F-1

Consolidated Balance Sheets at December 31, 1998 and 1997................... F-2

Consolidated Statements of Income for the Years Ended
      December 31, 1998, 1997 and 1996...................................... F-3

Consolidated Statements of Changes in Shareholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996..................... F-4, F-5

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997 and 1996................................ F-6

Notes to Consolidated Financial Statements for the
      Years Ended December 31, 1998, 1997 and 1996..................... F-7-F-27

Financial Highlights

(amounts in thousands; except per share data)
Years Ended December 31,                         1998        1997         1996
-------------------------------------------------------------------------------

Earnings:
Net interest income                            $ 37,176    $ 34,708    $ 30,525
Provision for loan losses                         1,303       1,636       2,687
Noninterest income                                9,190       5,459       4,824
Noninterest expense                              32,359      27,870      22,709
Income tax expense                                5,150       4,162       3,111
Net income                                        7,554       6,499       6,842

Per share data:
Net income per share - basic                   $   1.07    $   0.93    $   1.06
Net income per share - diluted                     1.05        0.92        1.06
Dividends declared                                 0.39       0.326       0.255

Balance sheet data (as of end of year):
Loans, net                                     $505,888    $526,101    $450,249
Assets                                          803,887     806,888     692,628
Deposits                                        664,078     694,946     615,148
Shareholders' equity                             73,350      68,341      62,263

Operating ratios:
Return on average assets                           0.95%       0.93%       1.10%
Return on average equity                          10.38        9.91       12.50
Net interest margin                                5.19        5.36        5.32

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Windsor, Connecticut on March 30, 1999.

                                 NEW ENGLAND COMMUNITY BANCORP, INC.



                                 By s/s Anson C. Hall
                                   ---------------------------------------------
                                 Anson C. Hall
                                 Vice President, Chief Financial Officer



                                 By s/s David A. Lentini
                                   ---------------------------------------------
                                 David A. Lentini
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                                  Date
--------------------------------------------------------------------------------

s/s David A. Lentini             Chairman, President and         March 30, 1999
-----------------------------    Chief Executive Officer
(David A. Lentini)


s/s John C. Carmon               Director                        March 30, 1999
-----------------------------
(John C. Carmon)


s/s James A. Cotter, Jr.         Director                        March 30, 1999
-----------------------------
(James A. Cotter, Jr.)


s/s Gary J. DeNino               Director                        March 30, 1999
-----------------------------
(Gary J. DeNino)


s/s Frank A. Falvo               Director                        March 30, 1999
-----------------------------
(Frank A. Falvo)


s/s Dominic J. Ferraina          Director                        March 30, 1999
-----------------------------
(Dominic J. Ferraina)


s/s P. Anthony Giorgio           Director                        March 30, 1999
-----------------------------
(P. Anthony Giorgio)


s/s John R. Harvey               Director                        March 30, 1999
-----------------------------
(John R. Harvey)


s/s Solomon Kerensky             Director                        March 30, 1999
-----------------------------
(Solomon Kerensky)


s/s Angelina J. McGillivray      Director                        March 30, 1999
-----------------------------
(Angelina J. McGillivray)


s/s J. Brian Smith               Director                        March 30, 1999
-----------------------------
(J. Brian Smith)

To the Board of Directors
New England Community Bancorp, Inc.
Windsor, Connecticut
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. The consolidated financial statements give retroactive effect to the mergers of the Company with First National Bank of West Hartford (FBWH) on August 7, 1997, Olde Port Bank & Trust (OPBT) on July 10, 1998 and Bank of South Windsor (BSW) on August 14, 1998 which have been accounted for using the pooling of interests method described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of FBWH which statements reflect net income of 17.9% of the related consolidated net income for the year ended December 31, 1996. We did not audit the 1997 and 1996 financial statements of BSW which statements reflect total assets of 19.2% and net income of 15.0% of the related consolidated financial statements as of December 31, 1997 and for the two years then ended. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for FBWH and BSW, is based solely on the reports of the other auditors. We previously audited and reported on the financial statements of OPBT for the years ended December 31, 1997 and 1996.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New England Community Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 29, 1999

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(amounts in thousands; except per share data)
December 31,                                                                                        1998            1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash and due from banks                                                                        $ 39,279       $  44,338
   Short-term investments                                                                           12,080           7,858
   Interest bearing deposits with banks                                                                                109
   Federal funds sold                                                                                1,485           8,725
                                                                                                  --------       ---------
     Cash and cash equivalents                                                                      52,844          61,030
   Interest bearing time deposits                                                                      694             879
   Securities held-to-maturity, fair values of $5,831 and $14,433 at
     December 31, 1998 and 1997, respectively                                                        5,675          14,315
   Securities available-for-sale, at fair value                                                    191,867         162,201
   Federal Home Loan Bank stock, at cost                                                             4,881           4,881
   Loans outstanding                                                                               515,980         538,182
     Less: allowance for loan losses                                                               (10,092)        (12,081)
                                                                                                  --------       ---------
         Net loans                                                                                 505,888         526,101
   Loans held-for-sale                                                                               7,721           2,966
   Accrued interest receivable                                                                       5,635           5,480
   Premises and equipment                                                                           13,932          13,301
   Other real estate owned                                                                           1,636           3,196
   Goodwill                                                                                          4,847           5,238
   Other assets                                                                                      8,267           7,300
                                                                                                  --------        --------
Total Assets                                                                                      $803,887        $806,888
                                                                                                  ========        ========

LIABILITIES:
   Deposits:
     Noninterest bearing                                                                          $160,876        $152,951
     Interest bearing                                                                              503,202         541,995
                                                                                                  --------        --------
         Total deposits                                                                            664,078         694,946
   Short-term borrowings                                                                            34,848          16,272
   Long-term debt                                                                                   27,279          22,309
   Other liabilities                                                                                 4,332           5,020
                                                                                                  --------        --------
Total Liabilities                                                                                  730,537         738,547
                                                                                                  --------        --------

SHAREHOLDERS' EQUITY:
   Serial preferred stock, $.10 par value, 200,000 shares authorized;
     no shares issued
   Common stock, $.10 par value, authorized 10,000,000 shares:
     December 31, 1998, 7,031,054 issued and outstanding;
     December 31, 1997, 7,017,332 issued and outstanding                                               703             702
   Additional paid-in capital                                                                       61,268          61,308
   Retained earnings                                                                                 9,995           4,974
   Accumulated other comprehensive income                                                            1,384           1,357
                                                                                                  --------        --------
Total Shareholders' Equity                                                                          73,350          68,341
                                                                                                  --------        --------
Total Liabilities & Shareholders' Equity                                                          $803,887        $806,888
                                                                                                  ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands; except per share data)
Years Ended December 31,                                                         1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans, including fees                                                       $47,730           $42,738           $38,315
   Securities:
     Taxable interest                                                           10,336            10,231             8,308
     Interest exempt from federal income taxes                                     531               256               135
     Dividends                                                                     796               310               420
   Federal funds sold and other interest                                           391               677               804
                                                                              --------        ----------        ----------
     Total interest income                                                      59,784            54,212            47,982
                                                                              --------          --------          --------

INTEREST EXPENSE:
   Deposits                                                                     19,893            17,928            17,121
   Borrowed funds                                                                2,715             1,576               336
                                                                              --------         ---------        ----------
     Total interest expense                                                     22,608            19,504            17,457
                                                                              --------          --------          --------
Net interest income                                                             37,176            34,708            30,525
Provision for loan losses                                                        1,303             1,636             2,687
                                                                              --------         ---------         ---------
Net interest income after provision for loan losses                             35,873            33,072            27,838
                                                                              --------          --------          --------

NONINTEREST INCOME:
   Service charges, fees and commissions                                         4,069             3,638             2,973
   Securities gains, net                                                         1,664               375                23
   Mortgage banking revenues                                                     3,179               883             1,077
   Other                                                                           278               563               751
                                                                              --------        ----------        ----------
     Total noninterest income                                                    9,190             5,459             4,824
                                                                              --------         ---------         ---------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                               15,645            13,325            11,511
   Occupancy                                                                     2,773             2,870             2,610
   Furniture and equipment                                                       1,972             1,862             1,613
   Outside services                                                              1,827             1,952             1,971
   Postage and supplies                                                          1,135             1,046             1,093
   Insurance and assessments                                                       414               319               316
   Losses, writedowns, expenses - other real estate owned                           27               455               582
   Amortization of goodwill                                                        391               314               155
   Loss on sale of portfolio loans                                                 715
   Acquisition expenses                                                          3,593             2,197
   Other                                                                         3,867             3,530             2,858
                                                                             ---------          --------         ---------
     Total noninterest expense                                                  32,359            27,870            22,709
                                                                              --------          --------          --------
Income before taxes                                                             12,704            10,661             9,953
Income tax expense                                                               5,150             4,162             3,111
                                                                              --------          --------         ---------
Net income                                                                    $  7,554          $  6,499          $  6,842
                                                                              ========          ========          ========

Net income per share--Basic                                                   $   1.07          $    .93          $   1.06
Net income per share--Diluted                                                 $   1.05          $    .92          $   1.06



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                          Additional                      Other
                                                     Common Stock           Paid-in     Retained     Comprehensive         Total
(Amounts in thousands)                               SHARES    VALUE         CAPITAL    EARNINGS      INCOME (LOSS)        EQUITY
                                                     ---------------      ------------- --------     ---------------     ---------
Balance, December 31, 1995, as restated               5,709      $571        $41,787    $   6,490        $   169          $49,017
Comprehensive income:
   Net income                                                                               6,842
   Net change in unrealized gain on securities
     available-for-sale, net of tax effect of $14                                                           (168)
       Comprehensive income                                                                                                 6,674
Dividends declared ($0.255 per share)                                                        (952)                           (952)
Cash dividends declared ($0.218 per share)
     by pooled companies prior to acquisition                                                (241)                           (241)
Common stock retired in connection with
   acquisition of First Bank of West Hartford            (2)                     (22)                                         (22)
Common stock issued in connection with:
     Acquistion of Manchester State Bank                549        56          6,254                                        6,310
     Employee benefit plans                              37         3            184                                          187
     Common stock warrants                              193        19          1,224                                        1,243
Stock issued by pooled company prior to acquisition       7         1             46                                           47
                                                   --------    ------    ----------- ------------     ----------      -----------
Balance, December 31, 1996                            6,493       650         49,473       12,139              1           62,263
Comprehensive income:
   Net income                                                                               6,499
   Net change in unrealized gain on securities
     available-for-sale, net of tax effect of $856                                                         1,356
       Comprehensive income                                                                                                 7,855
Dividends declared ($0.326 per share)                                                      (1,471)                         (1,471)
Cash dividends declared ($0.235 per share)
   by pooled companies prior to acquisition                                                  (287)                           (287)
Common stock retired in connection with
   acquisition of Bank of South Windsor                 (64)       (6)        (1,010)                                      (1,016)
Common stock issued in connection with
   employee benefit plans                                91         9            797                                          806
Stock dividend                                          469        47         11,831      (11,906)                            (28)
Stock issued by pooled company prior to acquisition       5                       65                                           65
Exercise of stock options by pooled
   company prior to acquisition                          23         2            152                                          154
                                                    -------    ------     -----------------------     ----------       ----------
Balance, December 31, 1997                            7,017       702         61,308        4,974          1,357           68,341
Comprehensive income:
   Net income                                                                               7,554
   Net change in unrealized gain on securities
     available-for-sale, net of tax effect                                                                    27
       Comprehensive income                                                                                                 7,581
Dividends declared $0.39 per share                                                         (2,388)                         (2,388)
Cash dividends declared ($0.11 per share)
   by pooled company prior to acquisition                                                    (145)                           (145)
Exercise of stock options by pooled company prior
   to acquisition                                                                310                                          310
Settlement of stock options                                        (4)          (648)                                        (652)
Common stock issued in connection with
   employee benefit plans                                14         5            298                                          303
                                                    -------   -------     -----------------------     ----------       ----------
Balance, December 31, 1998                            7,031      $703        $61,268     $  9,995         $1,384          $73,350
                                                      =====      ====        =======     ========         ======          =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (continued)

(Amounts in thousands)
Reclassification disclosure for the year ended December 31, 1998:

Net unrealized gains on available-for-sale securities                    $1,656
Less reclassification adjustment for realized gains in net income        (1,664)
   Other comprehensive loss before income tax effect                         (8)
Income tax benefit                                                           35
                                                                        -------
Total other comprehensive income, net of tax                                 27
                                                                        =======


Accumulated other comprehensive income as of December 31, 1998, 1997 and 1996 consists of net unrealized holding gains on available-for-sale securities, net of taxes.












              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NEW ENGLAND COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Years Ended December 31,                                                        1998               1997              1996
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                 $  7,554         $  6,499          $  6,842
   Adjustment for noncash charges (credits):
     Provision for depreciation and amortization                                 1,342            1,422             1,405
     Losses from sale or disposal and provisions to reduce
       the carrying value of other real estate owned, net                           86              172               438
     Loss on sale of portfolio loans                                               715
     Securities gains, net                                                      (1,664)            (375)              (23)
     Gain on sales of premises and equipment                                                       (333)              (97)
     Accretion of discounts and amortization of premiums
       on bonds, net                                                               205               74               173
     Net (accretion) amortization of purchase accounting adjustments                72             (213)             (191)
     Amortization of goodwill                                                      391              314               155
     Issuance of stock to directors                                                                  66                47
     Provision for possible loan losses                                          1,303            1,636             2,687
     (Increase) decrease in accrued interest receivable and other assets, net   (1,122)            (299)              313
     Increase in loans held-for-sale                                            (4,755)          (1,035)              (72)
     Decrease in accrued interest payable and other liabilities, net              (863)          (1,222)             (675)
                                                                            ----------         --------        ----------
         Net cash provided by operating activities                               3,264            6,706            11,002
                                                                             ---------         --------          --------

FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposit accounts                          7,925           15,820             5,465
   Net decrease in interest-bearing deposit accounts                           (38,751)          (4,743)           (3,961)
   Net increase in short-term borrowings                                        18,576           12,478             2,026
   Advances received on long-term debt                                           8,000           20,989             7,000
   Payments made on long-term debt                                              (3,015)          (5,631)              (49)
   Issuance of common stock                                                        613              386             1,431
   Settlement of stock options                                                    (652)
   Cash and cash equivalents acquired in the purchase acquisitions, net                           7,888            14,236
   Cash dividends paid                                                          (2,323)          (1,594)           (1,055)
                                                                             ---------        ---------         ---------
         Net cash provided by (used in) financing activities                    (9,627)          45,593            25,093
                                                                             ---------         --------          --------

INVESTING ACTIVITIES:
   Loans originated, net of principal collections                                6,670          (26,442)          (15,295)
   Loans purchased from other lenders                                                                                (828)
   Net increase in interest-bearing time deposits                                  185              397             2,899
   Purchases of Federal Home Loan Bank stock                                                     (1,004)             (702)
   Proceeds from sales of loans                                                 10,157               38               456
   Purchases of securities available-for-sale                                 (102,552)         (91,389)          (85,717)
   Proceeds from sales of securities available-for-sale                         23,100           48,025            26,556
   Proceeds from maturities of securities available-for-sale                    53,736           22,641            36,088
   Purchases of securities held-to-maturity                                       (674)          (1,026)           (5,110)
   Proceeds from maturities and repayments of securities held-to-maturity        6,815            4,923             6,830
   Proceeds from sales of other real estate owned                                2,854            3,051             3,271
   Purchases of premises and equipment                                          (2,012)          (1,157)           (1,826)
   Proceeds from sales of premises and equipment                                                    486               236
   Capitalization of expenditures on other real estate owned                      (102)             (61)              (45)
                                                                            ----------      -----------       -----------
         Net cash used in investing activities                                  (1,823)         (41,518)          (33,187)
                                                                             ---------         --------          --------

Increase (decrease) in cash and cash equivalents                                (8,186)          10,781             2,908
Cash and cash equivalents, beginning of year                                    61,030           50,249            47,341
                                                                              --------         --------          --------
Cash and cash equivalents, end of year                                         $52,844          $61,030           $50,249
                                                                               =======          =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

New England Community Bancorp, Inc. (the "Company") or ("NECB"), a Delaware Corporation, is a multi-bank holding company. Three of its wholly-owned subsidiary banks are chartered by the state of Connecticut and one is chartered by the state of New Hampshire. New England Bank & Trust Company ("NEBT") is headquartered in Windsor, Connecticut, and provides commercial and consumer banking services from its thirteen offices located in the towns of Vernon, East Windsor, South Windsor, Ellington, Enfield, Manchester (2), Somers, Suffield, West Hartford, East Hartford and Windsor (2), Connecticut. The Equity Bank ("EQBK") provides commercial and consumer banking services from its office in Wethersfield, Connecticut. Community Bank ("CMBK"), provides similar services from its two offices located in Bristol and Plymouth, Connecticut. Olde Port Bank and Trust ("OPBT") provides similar services from its two offices located in Portsmouth and Hampton, New Hampshire. New England Community Mortgage Corp. ("Mortgage Corp.") which was formed in 1998, is a wholly-owned subsidiary of NEBT. The Mortgage Corp. specializes in the financing of home purchases from its three offices located in Middlebury and Manchester, Connecticut and Portsmouth, New Hampshire.

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

ACQUISITIONS

On July 10, 1998, OPBT was acquired by NECB. On August 14, 1998, Bank of South Windsor ("BSW") was acquired by NECB and merged with and into NEBT. These transactions were accounted for as pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial information as though the Company, OPBT and BSW had been operated as a combined entity for all periods presented.

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

On December 31, 1997, Community Savings Bank was acquired by NECB and renamed Community Bank. The acquisition was accounted for using the purchase method of accounting. As such, the comparative statements do not include prior operating results of Community Bank.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for losses on loans is established through charges against income and is maintained at a level considered adequate to provide for probable loan losses based on management's evaluation of known and inherent risks in the loan portfolio. When a loan or a portion of a loan is considered uncollectible, it is charged-off against the allowance. Recoveries of loans previously charged-off are credited to the allowance when received.

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

The Company applies Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, or loans otherwise carried at fair value or the lower of cost or fair value. SFAS No. 114 requires that loans which are impaired (due to the inability to collect all contractual amounts due) be measured and valued based upon (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price, or
(iii) the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is generally recognized in accordance with the Company's existing income recognition policy. Management believes that the valuation allowance for impaired loans is adequate.

LOANS HELD-FOR-SALE

Loans held-for-sale are carried at the lower of aggregate cost or fair value.

Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". On January 1, 1997, the Company adopted SFAS No. 125 which supersedes SFAS No. 122. Under SFAS No. 125, the distinction between "normal" and "excess" servicing is eliminated. SFAS No. 125 distinguishes only between the benefits of servicing, the amounts that will be received only if the servicing work is performed to the satisfaction of the loans' owner and other amounts retained after the sale of the loans. Such other amounts are accounted for like interest-only strips and are subsequently measured like investments in debt securities classified as available-for-sale or trading. These Statements require that the Company recognize, as a separate asset, rights to service loans for others--either through the acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans based on their relative market value. To determine the fair value of the servicing rights created, the Company uses (when available) market prices under comparable servicing sale contracts, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

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

OTHER REAL ESTATE OWNED

Other real estate owned consists of properties acquired through, or in lieu of, mortgage loan foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for loan losses are the measure by which properties are reduced to fair market value less estimated selling costs upon reclassification as other real estate owned. Subsequent reductions in carrying value, as well as operating expenses, are included in losses, writedowns and expenses of other real estate owned.

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

INTANGIBLES

Intangible assets arising from the acquisitions under the purchase method of accounting consist of goodwill. Goodwill is amortized on a straight-line basis over a period of no more than 15 years.

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

EARNINGS PER SHARE

In the year ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share" ("EPS"). The Statement simplifies the standards for computing earnings per share. It replaces the presentation of "Primary EPS" with "Basic EPS" which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, if applicable, reflects the potential dilution that could occur if securities or other contracts of issue common stock (e.g., stock options granted to employees) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with SFAS No. 128, EPS data for the year ending December 31, 1996 has been restated. The adoption of the Statement had no material effect on the Company's financial statements. EPS for 1996 was restated to reflect the December 1997 ten percent stock dividend.

CASH FLOWS

For the purpose of the statements of cash flows, the Company has defined cash and cash equivalents as cash, due from banks, short-term investments and federal funds sold.

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

NOTE 2 - ACQUISITIONS

As described in Note 1, on July 10, 1998 NECB acquired OPBT. Under the terms of the acquisition, approximately 586,000 shares of NECB common stock were exchanged for all OPBT common stock owned at an exchange ratio of 8.6674 shares of NECB for each share of OPBT. Net income for OPBT reported prior to merger was as follows:

                                                                          Six Months
                                                                            Ending
(Amounts in Thousands)                                                   June 30, 1998             1997             1996
                                                                         -------------           -------          -------
Olde Port Bank and Trust:                                                 (Unaudited)
Net interest income after provision for loan losses                          $1,055               $2,058           $1,864
Noninterest income                                                              153                  247              266
                                                                           --------             --------         --------
    Total                                                                     1,208                2,305            2,130
Noninterest expense                                                             862                1,355            1,241
                                                                           --------              -------          -------
Income before income taxes                                                      346                  950              889
Income taxes                                                                    170                  307              318
                                                                           --------             --------         --------
Net income                                                                  $   176              $   643          $   571
                                                                            =======              =======          =======

As described in Note 1, on August 14, 1998 NECB acquired BSW. Under the terms of the acquisition, approximately 1,270,000 shares of NECB common stock were exchanged for all BSW common stock owned at an exchange rate of 1.3539 shares of NECB for each share of BSW. Net income for BSW reported prior to merger was as follows:

                                                                          Six Months
                                                                            Ending
(amounts in thousands)                                                    JUNE 30, 1998            1997              1996
                                                                         ---------------         -------           -------
Bank of South Windsor:                                                      (unaudited)
Net interest income after provision for loan losses                           $3,587              $6,810           $5,639
Noninterest income                                                               409               1,133            1,142
                                                                            --------             -------          -------
    Total                                                                      3,996               7,943            6,781
Noninterest expense                                                            2,972               5,984            5,504
                                                                             -------             -------          -------
Income before income taxes                                                     1,024               1,959            1,277
Income taxes                                                                     364                 738              494
                                                                            --------            --------         --------
Net income                                                                   $   660              $1,221          $   783
                                                                             =======              ======          =======

As described in Note 1, the acquisition of FBWH was completed on August 7, 1997. Under the terms of the acquisition, approximately 995,000 shares of NECB common stock were exchanged for all of the outstanding common shares of FBWH at an exchange ratio of 0.62 shares of NECB for each share of FBWH. Net income for FBWH reported prior to merger was as follows:

                                                                                      Six Months
                                                                                        Ending
(amounts in thousands)                                                                JUNE 30, 1997                 1996
                                                                                     ---------------              -------
First Bank of West Hartford:                                                           (unaudited)
Net interest income after provision for loan losses                                      $2,106                    $3,775
Noninterest income                                                                          539                     1,038
                                                                                       --------                   -------
    Total                                                                                 2,645                     4,813
Noninterest expense                                                                       1,642                     3,263
                                                                                        -------                   -------
Income before income taxes                                                                1,003                     1,550
Income taxes                                                                                384                       324
                                                                                       --------                  --------
Net income                                                                              $   619                    $1,226
                                                                                        =======                    ======

The financial information for NECB, OPBT, BSW and FBWH has been restated to present the combined financial condition and results of operations of all companies as if the acquisitions had been in effect for all periods presented.

On December 31, 1997, NECB acquired CMBK. Under the terms of the acquisition, NECB paid $5.30 in cash for each of the outstanding common shares of CMBK. As described in Note 1, the acquisition was accounted for as a purchase. In purchase accounting, consolidated income includes income of the acquired entity from the date of acquisition. Since the date of acquisition was December 31, 1997, the results of operations for CMBK are not included in the consolidated financial statements for the year ended December 31, 1997. Goodwill reflected by purchase accounting amounted to $1,089,000 and is being amortized over fourteen
(14) years.

On November 30, 1995, the Company acquired EQBK by issuing 1,003,617 shares of the Company's common stock in exchange for all of the outstanding common shares (less 69,486 shares not exchanged by dissenting shareholders) of EQBK. The dissenting shareholders and the Company settled in full in 1997. On July 11, 1996, NECB acquired Manchester State Bank ("MSB") by issuing 549,300 shares of the Company's common stock and paying $3,525,000 in cash for all of the outstanding common shares of MSB. Both of these acquisitions were accounted for as purchases, and thus the results of operations for both entities are only included in the consolidated financial statements since the date of the respective transactions. Goodwill reflected by purchase accounting amounted to $840,000 and $3,752,000 for the EQBK and MSB acquisitions, respectively, and in both cases is being amortized over fifteen (15) years.

NOTE 3 - SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values at December 31 follow:

(amounts in thousands)

                                                                             Gross            Gross
                                                         Amortized        Unrealized       Unrealized           Fair
                                                          COST              GAINS           LOSSES             VALUE
                                                         --------         ---------        ---------         ---------

AVAILABLE-FOR-SALE SECURITIES:
   December 31, 1998
     Marketable equity securities..................       $ 29,826           $  866            $323            $ 30,369
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies.........        102,029            1,017             109             102,937
     Debt securities issued by state and political
       subdivision of the states...................         13,186              260              29              13,417
     Corporate debt securities.....................         10,610              147              30              10,727
     Asset-backed securities.......................            986               33                               1,019
     Mortgage-backed securities....................         32,950              499              51              33,398
                                                          --------           ------            ----            --------
                                                          $189,587           $2,822            $542            $191,867
                                                          ========           ======            ====            ========

   December 31, 1997
     Marketable equity securities..................       $ 10,198           $1,306            $236            $ 11,268
     Debt securities issued by the U.S. Treasury
       and other U.S. government agencies..........         97,319              818              77              98,060
     Debt securities issued by the state and political
       subdivisions of the state...................          7,060               76              10               7,126
     Corporate debt securities.....................         10,873               89              35              10,927
     Asset-backed securities.......................            527                                                  527
     Mortgage-backed securities....................         33,936              391              34              34,293
                                                          --------           ------            ----            --------
                                                          $159,913           $2,680            $392            $162,201
                                                          ========           ======            ====            ========


(amounts in thousands)                                                       Gross            Gross
                                                         Amortized        Unrealized       Unrealized            Fair
                                                          COST              GAINS           LOSSES              VALUE
HELD-TO-MATURITY SECURITIES:
   December 31, 1998
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies...........   $    1,899          $    15         $                $    1,914
     Debt securities issued by states and political
        subdivisions of the states...................        2,839              130                               2,969
     Mortgage-backed securities......................          672                6                                 678
     Other debt securities...........................          265                5                                 270
                                                        ----------          -------         -------          ----------
                                                        $    5,675          $   156         $                $    5,831
                                                        ==========          =======         =======          ==========

   December 31, 1997
     Debt securities issued by the U.S. Treasury
        and other U.S. government agencies...........    $   8,798          $    46           $  33           $   8,811
     Debt securities issued by states and political
        subdivisions of the states...................        2,841              103                               2,944
     Mortgage-backed securities......................        2,461                4               6               2,459
     Other debt securities...........................          215                4                                 219
                                                         ---------          -------           -----           ---------
                                                         $  14,315          $   157           $  39           $  14,433
                                                         =========          =======           =====           =========

Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,716,000 and $52,000, respectively, in 1998; $622,000 and $237,000, respectively, in 1997; and $102,000 and $79,000, respectively, in 1996.

The scheduled maturities of securities held-to-maturity and securities available-for-sale (other than equity securities) at December 31, 1998 is summarized as follows:

                                                              AVAILABLE-FOR-SALE                  HELD-TO-MATURITY
                                                         --------------------------         ---------------------------
(amounts in thousands)                                   Amortized                          Amortized
                                                           COST          FAIR VALUE            COST          FAIR VALUE
Debt securities other than mortgage-backed and
   asset-backed securities:
   Due within one year...............................    $  11,362         $  11,420          $  900            $  906
   Due after one year through five years.............       42,508            43,123           1,404             1,451
   Due after five years through ten years............       63,389            63,846           2,501             2,577
   Due after ten years...............................        8,566             8,692             198               219
Mortgage-backed securities...........................       32,950            33,398             672               678
Asset-backed securities..............................          986             1,019
                                                         ---------         ---------          ------            ------
                                                         $ 159,761         $ 161,498          $5,675            $5,831
                                                         =========         =========          ======            ======


There were no securities of issuers whose aggregate carrying amount exceeded 10% of shareholders' equity at December 31, 1998.

Securities having a carrying amount of $49,835,000 at December 31, 1998 were assigned to secure treasury, tax and loan deposits, public deposits or securities sold under agreements to repurchase.

NOTE 4 - LOANS RECEIVABLE

(amounts in thousands)
Loans consisted of the following at December 31,

                                                                                   1998             1997
                                                                                 --------         --------
Commercial and financial...............................................          $146,962         $126,686
Real estate:
    Construction.......................................................            23,862           23,914
    Residential........................................................           123,446          160,057
    Commercial.........................................................           176,139          180,347
Consumer...............................................................            45,571           47,178
                                                                                 --------         --------
Loans outstanding......................................................          $515,980         $538,182
                                                                                 ========         ========

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

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows:


(amounts in thousands)                                      1998                1997                  1996
                                                         ---------           ---------              -------
Balance, beginning of year............................     $12,081             $ 9,355               $9,199
Changes incident to purchase acquisitions.............                           2,108                2,010
Provision charged to operations.......................       1,303               1,636                2,687
Recoveries............................................         906                 813                  717
Charge-offs...........................................      (4,198)             (1,831)              (5,258)
                                                           -------             -------               ------
Balance, end of year..................................     $10,092             $12,081               $9,355
                                                           =======             =======               ======

RESTRUCTURED LOANS

Loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114 that are not impaired based on the terms specified by the restructuring agreement, are as follows as of December 31:

(amounts in thousands)                                                                 1998              1997
                                                                                       ----              ----
Aggregate recorded investment................................................           $0               $834
Grossinterest  income that would have been recorded in the year if the loans had been current in accordance with their original terms
     and had been outstanding throughout the year or since origination.......            0                 58
Interest income on the loans included in net income for the year.............            0                 37

As of December 31, 1997, the Company had no commitments to lend additional funds to the debtors in the above restructured loans.

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


IMPAIRED LOANS

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 for the years ended December 31 is as follows:

(amounts in thousands)                                                         1998                         1997
                                                                   --------------------------   --------------------------
                                                                        Recorded     Related        Recorded       Related
                                                                      Investment    Allowance     Investment     Allowance
                                                                     in Impaired   for Credit    in Impaired    for Credit
                                                                           LOANS       LOSSES          LOANS        LOSSES
Loans for which there is a related allowance for credit losses....        $3,025         $728         $7,342        $1,951
Loans for which there is no related allowance for credit losses...           231                       1,043
                                                                          ------         ----         ------        ------
   Totals.........................................................        $3,256         $728         $8,385        $1,951
                                                                          ======         ====         ======        ======
Average recorded investment in impaired loans during the
   year ended December 31,........................................        $3,543                      $7,346
                                                                          ======                      ======
Related amount of interest income recognized during the time, in the year ended
   December 31, that the loans were impaired:
   Total recognized...............................................        $   10                      $  160
                                                                          ======                      ======
   Amount recognized using a cash-basis method of accounting......        $    5                      $    9
                                                                          ======                      ======


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

RELATED PARTIES

Loans to the Company's executive officers, directors, principal shareholders and their associates aggregated $3,866,000 at December 31, 1998. The following table summarizes the related party loan activity for the year ended December 31, 1998 (Note: beginning balance does not include executive officers or directors who are not affiliated with the Company at year-end):

(amounts in thousands)
Balance, beginning of year....................................           $4,590
Additions.....................................................              606
Repayments....................................................           (1,330)
                                                                        -------
Balance, end of year..........................................           $3,866
                                                                         ======

LOAN SERVICING

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $126,943,000 and $98,868,000 as of December 31, 1998 and 1997, respectively.

Activity in the Company's loan servicing asset for the years ended December 31 is as follows:

(amounts in thousands)                                       1998         1997          1996
                                                           -------        ----          ----
Balance, beginning of year............................      $  423        $183          $
Servicing assets capitalized..........................         815         259           186
Amortization..........................................         (56)        (19)           (3)
                                                            ------        ----          -----
Balance, end of year..................................      $1,182        $423          $183
                                                            ======        ====          ====


The above year end balances of the loan servicing asset approximate their fair values.

No valuation allowance for capitalized servicing rights was required in 1998 or 1997.

NOTE 5 - PREMISES AND EQUIPMENT

Components of properties and equipment in the consolidated balance sheets at December 31, were as follows:

(amounts in thousands)

Cost:                                                                     1998             1997
                                                                       ---------        ---------
    Land......................................................           $ 2,427          $ 2,101
    Premises..................................................            10,893           10,444
    Furniture and equipment...................................             8,960            9,593
    Leasehold improvements....................................             3,616            3,054
                                                                         -------          -------
       Total cost.............................................            25,896           25,192
Less accumulated depreciation and amortization................           (11,964)         (11,891)
                                                                         -------          -------
    Net book value............................................           $13,932          $13,301
                                                                         =======          =======

NONCANCELABLE LEASES

The Company and its subsidiaries occupy certain premises and are provided equipment under noncancelable leases that are accounted for as operating leases and that have expiration dates through 2011. These leases are renewable for either three or five-year terms at the Company's option. Certain of the leases contain escalation clauses for additional rentals based upon increases in local property taxes and inflationary measures. Rental expense under these leases aggregated $1,533,000 in 1998, $1,383,000 in 1997 and $1,146,000 in 1996 and is
recorded in occupancy expenses.

The minimum rental commitments required under operating leases at December 31, 1998 are as follows:

      (amounts in thousands)
      1999..............................                $1,275
      2000..............................                 1,227
      2001..............................                 1,183
      2002..............................                 1,019
      2003..............................                   916
      Years thereafter..................                 3,635
                                                        ------
                                                        $9,255
                                                        ======

NOTE 6 - DEPOSITS

The aggregate amounts of time deposit accounts (including CDs) with a minimum denomination of $100,000 or more were $49,699,000 and $40,518,000 as of December 31, 1998 and 1997, respectively. For all time deposits as of December 31, 1998, the aggregate amount of maturities for each of the following five years ended December 31, and thereafter are:

(amounts in thousands)
                  1999.........................                $206,847
                  2000.........................                  36,016
                  2001.........................                   7,490
                  2002.........................                   5,217
                  2003.........................                   2,711
                  Years thereafter.............                      11
                                                               --------
                                                               $258,292
                                                               ========

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of treasury, tax and loan deposits generally repaid within one to 120 days from the transaction date and securities sold under agreements to repurchase. Short-term borrowings consisted of the following as of December 31:

(amounts in thousands)                                                                    1998              1997
                                                                                       ----------        ----------
Treasury, tax and loan deposits...............................                            $ 4,188           $ 8,018
Securities sold under agreements to repurchase................                             30,660             8,254
                                                                                          -------           -------
   Total......................................................                            $34,848           $16,272
                                                                                          =======           =======


Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Bank's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The securities were held in safekeeping by a broker, under the control of the Bank. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements. The agreements mature generally within three months from date of issue.

NOTE 8 - LONG-TERM DEBT

Notes payable to the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. All of the notes are fixed rate and have a weighted average interest rate of 6.15%. The following is a schedule of maturities:

(amounts in thousands)

                  1999.........................            $ 6,353
                  2000.........................              5,194
                  2001.........................              3,738
                  2002.........................              5,040
                  2003.........................              4,131
                  Years thereafter.............              2,768
                  Add:  Unamortized premium                     55
                                                           -------
                                                           $27,279
                                                           =======

NOTE 9 - EMPLOYEE BENEFITS

STOCK COMPENSATION

As indicated in Note 1, the Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its fixed stock options granted. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                               1998          1997            1996
                                                                             -------        -------         -------
Net income (In thousands)                               As reported           $7,554         $6,499          $6,842
                                                        Pro forma              7,312          6,367           6,779

Earnings per common share                               As reported            $1.07          $0.93          $1.06
                                                        Pro forma               1.04           0.91           1.05

Earnings per common share, assuming dilution            As reported            $1.05          $0.92          $1.06
                                                        Pro forma               1.01           0.90           1.05


During 1993, the Board of Directors of the Company granted stock options to two executive officers to purchase 37,400 shares of common stock at $4.55 per share. These options were all exercised in 1996. In January 1995, the Board of Directors of the Company voted to grant stock options to three executive officers to purchase 33,000 shares of common stock at $7.05 per share after January 24, 1996 and prior to January 24, 1998. These options were all exercised in 1997. On January 31, 1996 the Board of Directors formed the Executive Compensation Committee (Committee) to administer the 1996 Incentive and Nonqualified Compensatory Stock Option Plan (1996 Plan), which is described below. The Committee and the 1996 plan were approved by shareholders on May 21, 1996.

Under the 1996 Plan, the Committee may grant either Incentive Stock Options or Non-Statutory Stock Options to key managerial employees to purchase shares of common stock of the Company. The 1996 Plan expires on January 31, 2006. The aggregate number of shares which may be optioned is 825,000 shares of the Company's common stock. The option price is fixed by the Committee at the time of the grant and may not be less than 100% of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be exercised in five equal annual installments commencing from the date set forth in the Stock Option Agreement for such options; provided, however, that no option may be exercised ten years after the date of grant.

Under the 1997 Non-Officer Directors' Stock Option Plan (1997 Plan), the Executive Compensation Committee may grant stock options to non-officer members of the Board who are not otherwise employees of the Company. Unless sooner terminated, the 1997 Plan expires in August of 2007. The aggregate number of shares that may be optioned is 330,000. The option price is fixed by the Committee at the time of the grant and may not be less than 100% of the fair market value of the stock, as determined by the Committee, in good faith as of the grant date. Each option may be exercised in five equal annual installments commencing from the date set forth in the Stock Option Agreement for such option; and shall remain in effect in accordance with their terms. Each individual who was a Participant on the effective date was automatically granted on the effective date an option to purchase 11,000 shares and future grants shall be made only upon approval of the shareholders.

In 1990, the Bank of South Windsor established a Non-Qualified Stock Option Plan and reserved 127,600 shares of BSW common stock for issuance under this plan to employees and directors of BSW. Under the 1990 Plan the option price was equal to the fair value of BSW's common stock on the date the options are granted. Once granted, options under the Plan are exercisable and expire ten years from the grant date. In 1998, the Company adopted the BSW 1990 Plan and all outstanding options as of the date that NECB acquired BSW were converted to an equivalent number of stock options to purchase NECB stock at exercise prices based on the conversion factor in the purchase of BSW.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1996 and 1997: Dividend yield of 2.1 percent; expected volatility of 25 percent; risk-free interest rates of 5.89 percent in 1997 and 5.17 percent in 1996; and expected lives of 8 years.

A summary of the status of all of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                           1998                           1997                            1996
                                 -------------------------     ---------------------------    -------------------------
                                            Weighted-Average               Weighted-Average            Weighted-Average
                                 SHARES      EXERCISE PRICE    SHARES       EXERCISE PRICE    SHARES    EXERCISE PRICE
                                 ------     ----------------   ------      ----------------   ------   ----------------
Outstanding, beginning of year   662,863        $12.59         366,137       $  7.80         242,767        $6.39
Granted                                                        352,810         16.73         160,770         9.16
Exercised                        (51,786)         8.41         (56,084)         6.91         (37,400)        4.55
Forfeited                        (12,100)        17.27
Settled upon acquisition         (16,476)        10.02
Settled in cash                  (26,284)         6.72
                                 -------                       -------                       -------
Outstanding, end of year         556,217        $13.25         662,863        $12.59         366,137        $7.80
                                 =======                       =======                       =======

Options exercisable at year-end  222,697                       182,172                       205,896
Weighted-average fair value of
   options granted during the year N/A                           $5.66                         $2.89





The following table summarizes information about fixed stock options outstanding as of December 31, 1998:



                                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                    -----------------------------------------------------------     -------------------------------------
                        Number           Weighted-Average                              Number
                      Outstanding           Remaining           Weighted-Average     Exercisable         Weighted-Average
EXERCISE PRICES     AS OF 12/31/98      CONTRACTUAL LIFE         EXERCISE PRICE     AS OF 12/31/98        EXERCISE PRICE
---------------     --------------      ----------------        ----------------    --------------       ----------------
     $5.54               6,769            7.2 years                 $5.54                6,769               $5.54
      6.72              96,798            1.4 years                  6.72               96,798                6.72
      9.32             143,000            7.1 years                  9.32               57,200                9.32
     17.27             309,650            8.7 years                 17.27               61,930               17.27
                       -------                                                         -------
    $13.25             556,217            7.0 years                 13.25              222,697               10.29
                       =======                                                         =======





The information in the above tables about options granted in 1997 is a restatement of information previously reported. The information previously reported did not include 66,000 options granted in 1997 and approved by the Board of Directors at an exercise price of $17.27. These grants were under the 1997 Plan, which became effective upon approval by the shareholders in 1998.

DEFINED CONTRIBUTION PLAN

During 1997, the Company converted its defined contribution plan into a 401(k) plan (the "Plan"). Employees over the age of 21 and with one year of service are eligible to participate in the Plan. To encourage systematic savings by employees, the Company matches employee contributions to the Plan on the following basis: 100% of the first 3% of employee contributions and 50% of the next 2%. Both employee and Company matches immediately vest in the Plan. Additionally, funds which were previously not vested in the defined contribution plan vested with the transfer into the Plan. Expense for both the 401(k) as well as the defined contribution plan amounted to approximately $263,000, $254,000 and $211,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 10 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the net income:

(amounts in thousands; except per share data)

                                                                             Income           Shares           Per-Share
                                                                           (NUMERATOR)     (DENOMINATOR)        AMOUNT
Year ended December 31, 1998
   Basic EPS
     Net income and income available to common stockholders                  $7,554            7,042             $1.07
     Effect of dilutive stock options                                                            162
                                                                             ------            -----
   Diluted EPS
     Income available to common shareholders and assumed conversions         $7,554            7,204             $1.05
                                                                             ======            =====

Year ended December 31, 1997
   Basic EPS
     Net income and income available to common shareholders                  $6,499            6,972             $0.93
     Effect of dilutive stock options                                                             97
                                                                             ------            -----
   Diluted EPS
     Income available to common shareholders and assumed conversions         $6,499            7,069             $0.92
                                                                             ======            =====

Year ended December 31, 1996 - as restated
   Basic EPS
     Net income and income available to common shareholders                  $6,842            6,465             $1.06
     Effect of dilutive stock options                                                             20
                                                                             ------            -----
   Diluted EPS
     Income available to common shareholders and assumed conversions         $6,842            6,485             $1.06
                                                                             ======            =====



NOTE 11 - INCOME TAX EXPENSE (BENEFIT)



     The components of income tax expense (benefit) are as follows:

(amounts in thousands)
Years ended December 31,                                                           1998              1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                       $2,835            $3,268          $1,642
   State                                                                            846             1,083             523
                                                                                -------           -------          ------
                                                                                  3,681             4,351           2,165
                                                                                -------           -------          ------
Deferred:
   Federal                                                                        1,527               285           1,056
   State                                                                            378                39             285
                                                                                -------           -------          ------
                                                                                  1,905               324           1,341
                                                                                -------           -------          ------
Change in valuation allowance                                                      (104)             (380)           (395)
Benefit of operating loss carryforward                                             (332)             (133)
                                                                                --------          -------          ------
       Total income tax expense                                                  $5,150           $ 4,162          $3,111
                                                                                 ======           =======          ======


The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income:

(amounts in thousands)
Years ended December 31,                                                          1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------------

Federal income tax at statutory rate                                              34.0%            34.0%             34.0%
Increase (decrease) resulting from:
   Tax-exempt income                                                              (1.4)             (.8)              (.5)
   Dividends received deduction                                                    (.8)             (.4)              (.9)
   Unallowable goodwill amortization and other reorganization expense, net         2.7              2.2
   Other adjustments                                                                                (.1)              6.4
   Unallowable expenses                                                             .4               .2                .4
   Change in valuation allowance                                                   (.8)            (1.4)             (8.2)
   Benefit of operating loss carryforward                                                           (.4)
State tax, net of federal tax benefit                                              6.4              5.8
                                                                                  ----             ----              ----
                                                                                  40.5%            39.1%             31.2%
                                                                                  ====             ====              ====


At December 31, the Company had gross deferred tax assets and gross deferred tax liabilities as follows:

(amounts in thousands)

                                                                                               1998              1997
                                                                                              -------           -------
Deferred tax assets:
    Accrued interest on nonperforming loans                                                  $     84           $   135
    Accrued deferred compensation                                                                  56                60
    Allowance for loan losses                                                                   1,415             2,002
    Loan origination fees                                                                         123               187
    Depreciation                                                                                   16                91
    Other real estate owned valuation                                                             145               206
    Purchase accounting                                                                           106               108
    Transaction costs                                                                                               386
    Capital loss carryforward                                                                                        58
    Operating loss carryforward                                                                   641               918
                                                                                               ------            ------
       Gross deferred tax assets                                                                2,586             4,151
Valuation allowance                                                                                                (104)
                                                                                               ------            ------
                                                                                                2,586             4,047
                                                                                               ------            ------
Deferred tax liabilities:
    Mortgage servicing rights                                                                    (479)             (173)
    Other adjustments                                                                            (131)              (23)
    Discounts on loans                                                                             (8)              (51)
    Prepaid expenses                                                                              (11)              (42)
    Net unrealized gain on securities available-for-sale                                         (896)             (931)
                                                                                               ------            ------
       Gross deferred tax liabilities                                                          (1,525)           (1,220)
                                                                                               ------            ------
Net deferred tax assets                                                                        $1,061            $2,827
                                                                                               ======            ======


Deferred tax assets at December 31, 1998 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1998 the Company had Federal operating loss carryovers of $2,396,000 with expiration dates from the years 2007 to 2011 and alternative minimum tax credit carryovers of $40,000 with no expiration date.

NOTE 12 - CONDENSED FINANCIAL INFORMATION OF NEW ENGLAND COMMUNITY BANCORP, INC.

The condensed balance sheets of New England Community Bancorp, Inc. (parent company only) as of December 31, 1998 and 1997 and statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998 follow:


(amounts in thousands)
BALANCE SHEETS                                                                  1998              1997
                                                                             ---------         ---------
Assets:
   Cash                                                                        $   106           $   334
   Short-term investments                                                          735
                                                                               -------           -------
     Cash and cash equivalents                                                     841               334
   Investments                                                                                     1,013
   Investment in bank subsidiaries                                              72,350            67,729
   Other assets                                                                  1,028             1,274
                                                                               -------           -------
Total Assets                                                                   $74,219           $70,350
                                                                               =======           =======

Other liabilities                                                              $   869           $ 2,009
Shareholders' equity                                                            73,350            68,341
                                                                               -------          --------
Total Liabilities & Shareholders' Equity                                       $74,219           $70,350
                                                                               =======           =======

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                                    1998              1997             1996
                                                                               -------           -------          -------
Equity in (distributed) undistributed net income of bank subsidiaries          $ 3,789           $  (338)          $6,169
Net interest and dividend income                                                 3,570             7,641              832
Investment securities gains, net                                                   898
Other income                                                                         7
Other expense                                                                      566             1,342              336
Income tax (benefit) expense                                                       144              (538)            (177)
                                                                               -------            ------           ------
Net income                                                                       7,554             6,499            6,842
                                                                               -------            ------           ------
Other comprehensive income, net of tax
   Unrealized holding gains (losses) on available-for-sale securities,
     Parent Company only                                                          (379)              251               89
   Unrealized holding gains (losses) on available-for-sale securities,
     Subsidiaries                                                                  406             1,105             (257)
                                                                               -------            ------           ------
   Total other comprehensive income, net of tax                                     27             1,356             (168)
                                                                               -------            ------           ------
Comprehensive income                                                           $ 7,581            $7,855           $6,674
                                                                               =======            ======           ======

(amounts in thousands)
STATEMENTS OF CASH FLOWS                                                         1998              1997             1996
                                                                               -------           -------          -------
Operating activities:
   Net income                                                                  $ 7,554            $6,499           $6,842
   Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in distributed (undistributed) net income of bank subsidiaries    (3,789)              338           (6,169)
       Securities gains, net                                                      (898)                                (1)
       Net increase (decrease) in other liabilities                             (1,102)              955             (301)
       Net (increase) decrease in other assets                                     229              (192)              60
       Decrease in taxes payable                                                  (324)             (368)             (70)
                                                                               -------            ------           ------
         Net cash provided by operating activities                               1,670             7,232              361
                                                                               -------            ------           ------



Investing activities:                                                            1998              1997             1996
                                                                               -------           -------          -------
   Purchases of securities                                                                          (179)             (98)
   Proceeds from retirement of stock of acquired banks                              22               110
   Cost of acquisitions                                                                                              (277)
   Proceeds from sales of securities                                             1,277                              4,650
   Cash paid to shareholders of acquired banks                                                    (4,832)          (3,520)
   Investments in acquired banks                                                  (100)             (919)
   Other                                                                                                               (5)
                                                                                ------            ------           ------
         Net cash provided by (used in) investing activities                     1,199            (5,820)             750
                                                                                ------            ------           ------

Financing activities:
   Net proceeds from issuance of common stock                                      613               232              170
   Settlement of stock options                                                    (652)
   Dividends paid                                                               (2,323)           (1,594)          (1,055)
                                                                                ------            ------           ------
         Net cash used in financing activities                                  (2,362)           (1,362)            (885)
                                                                                ------            ------           ------

Increase in cash and cash equivalents                                              507                50              226
Cash and cash equivalents, beginning of year                                       334               284               58
                                                                                ------            ------          -------
Cash and cash eqivalents, end of year                                           $ 841             $  334          $   284
                                                                                ======            ======          =======


NOTE 13 - FINANCIAL INSTRUMENTS

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

Of the total standby letters of credit outstanding at December 31, 1998, $575,000 are secured by deposit accounts held with the Company's subsidiaries.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

--------------------------------------------------------------------------------
Financial Instrument          Methods and Assumptions
Cash                          and cash equivalents The carrying amounts
                              reported in the balance sheet for cash and due from banks, short-term investments and federal funds sold approximate fair value.

Interest bearing time deposits The carrying amounts for interest bearing time deposits approximate fair value.

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

Loans held-for-sale           The carrying amounts for loans held-for-sale
fair value.                   approximate

Accrued interest receivable   The carrying amount of accrued interest receivable
                              approximates its fair value.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows at December 31:



                                                                      1998                               1997
                                                          --------------------------        ---------------------------
(amounts in thousands)                                    Carrying            Fair           Carrying           Fair
                                                           Amount            Value            Amount            Value
                                                         ---------          --------        ---------         ----------
Financial assets:
   Cash and cash equivalents                             $  52,844           $52,844        $  61,030         $  61,030
   Interest bearing time deposits                              694               694              879               879
   Securities available-for-sale                           191,867           191,867          162,201           162,201
   Securities held-to-maturity                               5,675             5,831           14,315            14,433
   Federal Home Loan Bank stock                              4,881             4,881            4,881             4,881
   Loans                                                   505,888           514,700          526,101           529,402
   Loans held-for-sale                                       7,721             7,721            2,966             2,966
   Accrued interest receivable                              13,932            13,932           13,301            13,301

Financial liabilities:
   Deposits                                                664,078           665,420          694,946           695,914
   Short-term borrowings                                    34,848            34,848           16,272            16,272
   Long-term debt                                           27,279            27,620           22,309            22,298



The carrying amounts of financial instruments in the above table are included in the consolidated balance sheets under the individual captions.

Off balance sheet liabilities:

(amounts in thousands)

                                                                                           1998                    1997
                                                                                        ---------               ---------
                                                                                         Notional                Notional
                                                                                           Amount                  Amount
                                                                                           ------                  ------
Commitments to extend credit                                                             $111,398                 $74,595
Standby letters of credit and financial guarantees                                          4,491                   4,623


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

NOTE 14 - DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Supplemental disclosure of cash paid during the period for:                            1998           1997         1996
                                                                                     --------      ---------    ---------
   Income tax paid                                                                   $  4,119       $  3,300     $  2,222
   Interest paid                                                                       22,568         19,386       17,849

Supplemental disclosure of noncash investing and financing activities:
   Loans charged off, net of recoveries                                                 3,292          1,018        4,541
   Real estate acquired through foreclosure                                             1,682          2,524        3,738
   Loans originated to facilitate sales of other real estate owned                        404          1,154        1,071
   Investments transferred from held-to-maturity to available-for-sale securities       2,493

Assets acquired and liabilities assumed in purchase business combinations were as follows:
   Fair value of assets acquired, excluding cash and cash equivalents                                 62,422       77,063
   Cash and cash equivalents acquired                                                                  7,888       14,236
                                                                                                    --------     --------
                                                                                                      70,310       91,299
   Liabilities assumed                                                                                64,309       84,989
                                                                                                    --------     --------
     Value of acquired entities                                                                     $  6,001     $  6,310
                                                                                                    ========     ========



NOTE 15 - REGULATORY MATTERS

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

MINIMUM CAPITAL REQUIREMENTS

The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Their capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

The actual capital amounts and ratios are also presented in the following table:


                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                                For Capital             Prompt Corrective
(dollar amounts in thousands)                            Actual              Adequacy Purposes         Action Provisions:
                                                         ------              -----------------         ------------------
                                                    Amount      Ratio         Amount      Ratio         Amount      Ratio
                                                    ------      -----         ------      -----         ------      -----
As of December 31, 1998
   Total Capital (to Risk Weighted Assets):
     Consolidated                                  $73,980      13.3%        $44,418      > 8.0%           N/A        N/A
                                                                                          -
     NEBT                                           48,838      12.7          30,829        8.0        $38,536      >10.0%
                                                                                                                    -
     EQBK                                           12,781      13.3           7,682        8.0          9,602       10.0
     CMBK                                            5,720      16.2           2,823        8.0          3,530       10.0
     OPBT                                            5,656      14.2           3,178        8.0          3,973       10.0
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                   67,001      12.1          22,209        4.0            N/A        N/A
     NEBT                                           44,000      11.4          15,415        4.0         23,122        6.0
     EQBK                                           11,573      12.1           3,841        4.0          5,761        6.0
     CMBK                                            5,271      14.9           1,412        4.0          2,117        6.0
     OPBT                                            5,157      13.0           1,589        4.0          2,384        6.0
   Tier 1 Capital (to Average Assets):
     Consolidated                                   67,001       8.3          32,303        4.0            N/A        N/A
     NEBT                                           44,000       7.5          23,361        4.0         29,202        5.0
     EQBK                                           11,573      10.1           4,592        4.0          5,740        5.0
     CMBK                                            5,271       8.0           2,650        4.0          3,313        5.0
     OPBT                                            5,157       9.4           2,185        4.0          2,731        5.0

As of December 31, 1997
   Total Capital (to Risk Weighted Assets):
     Consolidated                                  $68,573      12.5%        $43,862      > 8.0%           N/A        N/A
                                                                                          --
     NEBT                                           35,664      12.6          22,727        8.0        $28,409      >10.0%
                                                                                                                    -
     EQBK                                           11,253      12.4           7,275        8.0          9,094       10.0
     CMBK                                            4,841      10.4           3,720        8.0          4,651       10.0
     BSW                                            11,898      11.9           7,987        8.0          9,983       10.0
     OPBT                                            5,094      15.3           2,669        8.0          3,336       10.0
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                   61,746      11.3          21,931        4.0            N/A        N/A
     NEBT                                           32,091      11.3          11,364        4.0         17,046        6.0
     EQBK                                           10,107      11.1           3,638        4.0          5,456        6.0
     CMBK                                            4,241       9.1           1,860        4.0          2,790        6.0
     BSW                                            10,639      10.7           3,993        4.0          5,990        6.0
     OPBT                                            4,674      14.0           1,335        4.0          2,002        6.0
   Tier 1 Capital (to Average Assets):
     Consolidated                                   61,746       8.6          28,567        4.0            N/A        N/A
     NEBT                                           32,091       8.0          15,980        4.0         19,975        5.0
     EQBK                                           10,107       8.8           4,612        4.0          5,765        5.0
     CMBK                                            4,241       6.1           2,778        4.0          3,472        5.0
     BSW                                            10,639       6.9           6,175        4.0          7,719        5.0
     OPBT                                            4,674      10.0           1,869        4.0          2,336        5.0


Under Federal Reserve regulation, the Company's subsidiaries are limited as to the amount they may lend or advance to the Company, unless such loans and advances are collateralized by specific obligations. No advances were outstanding to the Company by any subsidiary at December 31, 1998 or 1997.

NOTE 16 - LITIGATION

CMBK is the defendant in a breach of employment contract suit. The Plaintiff is seeking monetary damages. The case is in discovery and is scheduled for trial in March 1999. Management and legal counsel are unable to evaluate the outcome at the present time.

NECB is party to various other legal proceedings normally incident to the kind of business conducted. Management believes that no material liability will result from such proceedings.

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

EXHIBIT INDEX

Exhibit #     Description                                                   Page
---------     -----------                                                   ----

  21          List of Subsidiaries
  27.1        Financial Data Schedule--Fiscal Year End 1998
  27.2        Restated Financial Data Schedule--Fiscal Year Ends 1997