Form 10-Q
period 1999-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-05-17
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                  Commission File Number 0-14550




                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                       DELAWARE                 06-1116165




                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095



                            Telephone: (860) 610-3600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----     -----



The number of shares of common stock of the registrant outstanding as of April 30, 1999 was 7,031,180.




The total number of pages in this report is 18.

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

    Part I.   FINANCIAL INFORMATION                                                Page No.
    Item 1.   Financial Statements:

              Consolidated Balance Sheets--March 31, 1999 (unaudited) and
              December 31, 1998                                                           3

              Consolidated Statements of Income--three months ended
              March 31, 1999 and 1998 (unaudited)                                         4

              Consolidated Statements of Cash Flows--three months ended
              March 31, 1999 and 1998 (unaudited)                                         5

              Notes to Consolidated Financial Statements                                  6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       7

   Part II.   OTHER INFORMATION                                                          16

   Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            16

              SIGNATURES                                                                 17


                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(Thousands of dollars; except share data)

                                                     March 31,                  December 31
                                                          1999                         1998
                                                   (Unaudited)
===========================================================================================
ASSETS:
     Cash and due from banks                                     $  39,256        $  39,279
     Short-term investments                                          7,120           12,080
     Federal funds sold                                              1,898            1,485
                                                                 ---------        ---------
        Cash and cash equivalents                                   48,274           52,844
     Interest bearing deposits with banks                              595              694
     Securities held-to-maturity                                     5,210            5,675
     Securities available-for-sale                                 186,293          191,867
     Federal Home Loan Bank stock, at cost                           4,881            4,881

     Loans outstanding                                             512,905          515,980
        Less: allowance for possible loan losses                   (10,267)         (10,092)
                                                                 ---------        ---------
           Net loans                                               502,638          505,888
     Loans held-for-sale                                             5,618            5,835
     Premises and equipment                                         13,677           13,932
     Other real estate owned                                         1,703            1,636
     Goodwill                                                        4,748            4,847
     Other assets                                                   14,292           14,102
                                                                 ---------        ---------
Total Assets                                                     $ 786,909        $ 803,887
                                                                 =========        =========

LIABILITIES:
     Deposits:
        Noninterest bearing                                      $ 140,406        $ 160,876
        Interest bearing                                           494,624          503,202
                                                                 ---------        ---------
           Total deposits                                          635,030          664,078
     Short-term borrowings                                          48,293           34,848
     Long-term debt                                                 27,115           27,279
     Other liabilities                                               4,292            4,332
                                                                 ---------        ---------
Total Liabilities                                                  714,730          730,537

SHAREHOLDERS' EQUITY:
     Common stock, $0.10 par value, authorized 20,000,000 shares:
        March 31, 1999,
        7,036,000 outstanding; December 31, 1998,
        7,031,000 outstanding                                          703              703
     Additional paid-in capital                                     61,817           61,811
     Retained earnings                                              10,705            9,452
     Treasury Stock -March 31, 1999, 75,000 shares                  (1,498)
     Net unrealized gain on securities
     available-for-sale                                                452            1,384
                                                                 ---------        ---------
Total Shareholders' Equity                                          72,179           73,350
                                                                 ---------        ---------
Total Liabilities & Shareholders' Equity                         $ 786,909        $ 803,887
                                                                 =========        =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(Thousands of dollars; except per share data)                                      Three Months Ended
                                                                                        March 31,
                                                                                   1999             1998
========================================================================================================
INTEREST INCOME:
     Loans, including fees                                                      $11,067           12,204
     Securities:
         Taxable interest                                                         2,317            2,480
         Interest exempt from federal income taxes                                  181              134
         Dividends                                                                  335              162
     Federal funds sold and other interest                                          217              121
                                                                                -------           ------
         Total interest income                                                   14,117           15,101

INTEREST EXPENSE:
     Deposits                                                                     4,228            5,205
     Borrowed funds                                                                 790              579
                                                                                -------           ------
         Total interest expense                                                   5,018            5,784
Net interest income                                                               9,099            9,317
Provision for possible loan losses                                                  165              439
                                                                                -------           ------
Net interest income after provision for possible loan losses                      8,934            8,879

NONINTEREST INCOME:
     Service charges, fees and commissions                                        1,077              946
     Investment securities gains, net                                               175            1,242
     Mortgage banking revenues                                                      757              541
     Other                                                                           70               78
                                                                                -------           ------
         Total noninterest income                                                 2,079            2,807

NONINTEREST EXPENSE:
     Salaries and employee benefits                                               3,864            3,795
     Occupancy                                                                      767              747
     Furniture and equipment                                                        470              426
     Outside services                                                               298              428
     Postage and supplies                                                           296              297
     Losses, writedowns, expenses - other real estate owned                          34              (78)
     Amortization of goodwill                                                        98               98
     Loss on sale of portfolio loans                                                                 715
     Restructuring provision                                                        828
     Other                                                                          923            1,145
                                                                                -------           ------
         Total noninterest expense                                                7,578            7,573
                                                                                -------           ------
Income before taxes                                                               3,435            4,112
Income taxes                                                                      1,253            1,616
                                                                                -------           ------
Net Income                                                                       $2,182           $2,496
                                                                                =======           ======
Net income per share--Basic                                                       $0.31            $0.35
Net income per share--Diluted                                                     $0.31            $0.34
Weighted average shares of Common Stock outstanding--Basic                        7,005            7,043
Weighted average shares of Common Stock outstanding--Diluted                      7,143            7,264

         The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Thousands of dollars)                                                                         Three Months Ended
                                                                                                     March 31,
                                                                                            1999                  1998
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                       $    2,182            $    2,496
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                           527                   375
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                      2                   148
       Securities losses (gains), net                                                       (175)               (1,242)
       Accretion of discounts and amortization of premiums on bonds, net                     (15)                  (24)
       Accretion, net of amortization, of purchase accounting adjustments                      9                    (3)
       Amortization of goodwill                                                               98                    98
       Provision for possible loan losses                                                    165                   439
       Loss on sale of portfolio loans, net                                                                        715
       (Increase) decrease in other assets, net                                              107                   826
       Decrease (increase) in loans held-for-sale                                          3,123                (5,034)
       (Decrease) increase in other liabilities, net                                        (757)                 (122)
                                                                                       ---------             ---------
              Net cash provided by (used for) operating activities                         5,266                (1,328)
                                                                                       ---------             ---------

FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing accounts                                        (20,470)              (16,766)
     Net (decrease) increase in interest-bearing accounts                                 (8,578)                  654
     Net increase in short-term borrowings                                                13,445                14,291
     Net increase in long-term borrowings                                                   (164)               (2,729)
     Proceeds from issuance of common stock                                                  (79)                  103
     Cash dividends paid                                                                    (844)                 (465)
                                                                                       ---------             ---------
              Net cash used for financing activities                                     (16,690)               (4,912)
                                                                                       ---------             ---------

INVESTING ACTIVITIES:
     Loans originated, net of principal collections                                        2,459                 1,237
     Decrease in interest bearing time deposits                                               99                   285
     Proceeds from sale of portfolio loans                                                                       9,716
     Purchases of securities available-for-sale                                          (29,648)               (3,825)
     Proceeds from sales of securities available-for-sale                                    430                 8,823
     Proceeds from maturities of securities available-for-sale                            32,892                 9,829
     Proceeds from maturities of securities held-to-maturity                                 465                 1,410
     Proceeds from sales of other real estate owned                                          282                 1,510
     Purchases of premises and equipment, net                                               (168)                 (160)
     Sales of premises and equipment                                                          47
     Capitalization of expenditures on other real estate owned                                (4)                  (49)
                                                                                       ---------             ---------
              Net cash provided by (used for) investing activities                         6,854                28,776
                                                                                       ---------             ---------
     Increase (decrease) in cash and cash equivalents                                     (4,570)               22,536
     Cash and cash equivalents, beginning of period                                       52,844                50,633
                                                                                       ---------             ---------
     Cash and cash equivalents, end of period                                          $  48,274             $  73,169
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

     These financial statements reflect, in the opinion of Management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Note 2 - Mergers and Acquisitions
---------------------------------

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

Note 3 - Disclosure for Statements of Cash Flows
------------------------------------------------

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                                 $(10)        $1,931
     Real estate acquired through foreclosure                              364            828
     Loans originated to facilitate sales of other real estate owned       104              0
     Income tax paid                                                     2,181          1,132
     Interest paid                                                       5,235          5,828

                                    Page -6-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW
--------

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's service loan portfolio. As discussed in Note 2 above, the acquisitions of South Windsor and Olde Port were accounted for as poolings of interests. As such, all prior results have been restated as though the companies had been combined as of the earliest period presented.

     NECB reported record net income for the first quarter of 1999 of $2,182,000, or $0.31 per diluted share, compared to net income of $2,496,000, or $0.34 per diluted share, reported in 1998. This represented a decrease of $314,000 or 13% compared to net income reported in the previous year. On an earnings per share basis, 1999 net income decreased 9% from the first quarter of 1998. Returns on assets ("ROA") and equity ("ROE") improved from 1998 and were 1.30% and 13.99%, respectively, for 1999 compared to 1.21% and 12.13%, respectively, for the comparative period.

     Net interest income on a fully taxable-equivalent ("FTE") basis totaled $9,287,000 for the quarter ended March 31, 1999 compared to $9,461,000 for the same period in 1998. The net interest margin declined modestly from 5.26% to 5.20% in the quarter just ended. The decrease in net interest income resulted primarily from lower interest rates partially offset by volume related changes in both assets and liabilities. The average rate earned on earning assets decreased 46 basis points while the average rate paid for the use of interest bearing liabilities decreased 39 basis points.

     The provisions for possible loan losses were $165,000 compared to $439,000 in the comparable period in 1998. The $274,000 decrease resulted from a decrease in loans outstanding and improved loan quality.

     Noninterest income excluding security gains increased $339,000 or 22% in the first quarter including a $216,000 increase in mortgage banking revenues. Securities gains, meanwhile, decreased $1,067,000 when compared to the unusally high $1,242,000 reported in the first quarter of 1998. The first quarter of 1998 included $898,000 realized by the parent company.

     Noninterest expense totaled $7,578,000 in the first quarter of 1999 compared to $7,573,000 in 1998. Both periods included unusual events which do not recur on a regular basis. In 1999 an $828,000 charge was taken related to the formation of a passive investment company, while a $715,000 expense was recorded in the first quarter of 1998 to recognize the loss related to a bulk sale of problem loans. When these actions are excluded, other noninterest expenses amounted to $6,750,000 in the first quarter of 1999 compared to $6,858,000 a year earlier. NECB's efficiency ratio, which measures how much a dollar of revenue costs to produce, equaled 58.03% for the first quarter of 1999 compared to 61.76% for the same period in 1998.

     Loans outstanding at March 31, 1999 amounted to $512,905,000 compared to $515,980,000 at December 31, 1998. Total deposits amounted to $635,030,000 at March 31, 1999 compared to $664,078,000 at December 31, 1998. NECB's deposit base typically declines during the first quarter of the year from year-end highs and is a recurring phenomenon observed by management. To partially offset this outflow, NECB increased its use of alternative funding sources by increasing its short-term borrowings during the quarter to $48,293,000 at March 31, 1999 compared to $34,848,000 at year-end 1998.

     At March 31, 1999, shareholders' equity was $72,179,000 and represented 9.17% of total assets. During the quarter NECB announced a program to repurchase up to 5% or approximately 350,000 shares of the Company's outstanding shares of common stock. By the end of the quarter, 75,000 shares were acquired at an average price of $19.97 per share. Unrealized gains on securieties available for sale decreased $932,000 during the quarter as a moderate rise in interest rates reduced the market value of debt instruments. When goodwill resulting from several previous acquisitions is excluded, tangible equity capital is reduced

                                    Page -7-
to $67,431,000, or 8.62% of total assets. The resulting tangible book value per share amounted to $9.69 at March 31, 1999 compared to $9.74 at December 31, 1998.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1999 AND 1998
-----------------------------------------------------------------

     For the three months ended March 31, 1999, the Company reported net income of $2,182,000, or $0.31 per diluted share, compared to $2,496,000, or $0.34 per diluted share, for the same period of 1998. The quarter included a net change of $500,000 arising from the provision of $828,000 related to the formation of a passive investment corporation by the Connecticut subsidiary banks. When this transaction is excluded, core operating income amounted to $2,682,000 or $0.38 per diluted share. This represents 7.5% increase in net operating income and an 11% increase in operating earnings per diluted share. This analysis has excluded the effect of the loan sale in the first quarter of 1998 because it was effectively offset by a gain from the sale of securities by the parent company. The largest factor in the improvement was an increase of $1,574,000, or 165%, in noninterest income.

Net Interest Income
-------------------

     The principal earning asset of the Company is its loan portfolio--which is comprised of loans to finance operations of businesses located primarily within its market area, mortgage loans to finance the purchase or improvement of properties used by businesses and mortgage and personal loans to individuals. Representing approximately a quarter of the Company's earning assets, NECB's investment portfolio also plays an important part in the management of the Company's balance sheet. While providing a source of revenue, these funds are used to provide reserves and meet the liquidity needs of the Company. These reserves are available to meet the borrowing needs of the communities NECB serves. For the following discussion, interest income is presented on a fully taxable-equivalent ("FTE") basis. FTE interest income restates reported interest income on tax exempt loans and securities as if such interest were taxed at the statutory Federal income tax rate of 34% for all periods presented.

(Amounts in thousands)

Three Months Ended March 31,                             1999             1998        % Change
----------------------------------------------------------------------------------------------
Interest income (financial statements)                  $14,117         $ 15,101       (6.5)%
Tax equivalent adjustment                                   188              144       30.6%
                                                      ---------         --------
  Total interest income (on an FTE basis)                14,305           15,245       (6.2)%
Interest expense                                         (5,018)          (5,784)     (13.2)%
                                                      ---------         --------
Net interest income (on an FTE basis)                 $   9,287         $  9,461       (1.8)%
                                                      =========         ========

     For the first quarter of 1999 net interest income on an FTE basis was $9,287,000, a 1.8% decrease from the $9,461,000 in the comparable period in 1998. A key factor in the $174,000 decrease in 1999 was the decrease in average loans outstanding.

     The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended March 31, 1999 decreased to 5.20% from 5.26% in 1998. The yield on earning assets was reduced by 46 basis points and equaled 8.01% compared to 8.47%, while the average rate paid for interest-bearing liabilities decreased 39 basis points to 3.62% for the quarter ended March 31, 1999 compared to 4.01% a year earlier.


                                    Page -8-

Consolidated Average Balances/Interest Earned or Paid/Rates
-------------------------------------------------------------

Three Months Ended                                                              March 31, 1999                  March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Average            Average      Average             Average
(Amounts in thousands)                                                   Balance  Interest     Rate      Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Federal funds sold                                                 $    2,425   $    24    4.01%    $   8,938    $   122    5.54%
   Other short-term investments                                           18,789       257    5.55%
   Investment securities:
      Securities held-to-maturity                                          6,101        95    6.31%       11,509        167    5.88%
      Securities available-for-sale                                      178,049     2,862    6.52%      166,367      2,788    6.80%
   Mortgages held for sale                                                 5,257        89    6.87%        3,949         71    7.29%
   Loans (A)                                                             513,254    10,978    8.67%      538,903     12,097    9.10%
                                                                      ----------   -------             ---------    -------
      Total interest-earning assets                                      723,875    14,305    8.01%      729,666     15,245    8.47%

   Allowance for loan losses                                            (10,188)                        (10,087)
   Cash and due from banks                                                36,781                          34,611
   Other assets                                                           33,525                          38,002
                                                                      ----------                       ---------
Total Assets                                                            $783,993                        $792,192
                                                                        ========                        ========

LIABILITIES:
   Regular savings deposits                                             $156,395   $   873    2.26%     $146,836   $    790    2.18%
   NOW account deposits                                                   85,760       310    1.47%       85,340        325    1.54%
   Money market deposits                                                   1,883        16    3.45%        8,921         82    3.73%
                                                                      ----------   -------             ---------    -------
      Total savings deposits                                             244,038     1,199    1.99%      241,097      1,197    2.01%
   Time deposits                                                         252,503     3,029    4.87%      299,896      3,954    5.35%
   Short-term borrowings                                                  34,216       341    4.04%       17,814        237    5.40%
   Long-term borrowings                                                   30,798       449    5.91%       26,098        396    6.15%
                                                                      ----------   -------             ---------    -------
      Total interest-bearing liabilities                                 561,555     5,018    3.62%      584,905      5,784    4.01%

   Demand deposits                                                       144,330                         128,861
   Other liabilities                                                       3,973                           7,789
                                                                      ----------                       ---------
      Total Liabilities                                                  709,858                         721,555
   Equity                                                                 74,135                          70,637
Total Liabilities & Equity                                              $783,993                        $792,192
                                                                        ========                        ========

Net interest income--FTE basis                                                     $9,287                           $9,461
Less adjustment for
     Tax-exempt income                                                               (188)                            (144)
                                                                                ----------                      -----------
Net interest income                                                                 $9,099                           $9,317
                                                                                ==========                      ===========
Net interest margin                                                                           5.20%                            5.26%
Net interest spread                                                                           4.39%                            4.46%

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

                                    Page -9-

                                                             Total                Change due to
                                                          Increase                  Change in:
(Amounts in thousands)                                  (Decrease)               Rate          Volume
-----------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal funds sold                                        $    (98)         $    (27)         $   (71)
Other short-term investments                                   257                 0              257
Securities held to maturity                                    (72)               11              (83)
Securities available for sale                                   74              (117)             191
Mortgages held for sale                                         18                (4)              22
Loans                                                       (1,119)             (557)            (562)
                                                          --------          --------          -------
Total interest-earning assets                             $   (940)         $   (693)         $  (247)
                                                          --------          --------          -------

INTEREST PAID ON:
Regular savings deposits                                  $     83          $    309          $    53
NOW account deposits                                           (15)              (17)               2
Money market deposits                                          (66)               (6)             (60)
                                                          --------          --------          -------
     Total savings deposits                                      2                 8               (6)

Time deposits                                                 (925)             (336)            (589)
Short-term borrowings                                          104               (71)             175
Long-term borrowings                                            53               (16)              69
                                                          --------          --------          -------
Total interest-bearing liabilities                            (766)             (415)            (351)
                                                          ---------         ---------         --------
Net interest income change                                $   (174)         $   (278)         $   104
                                                          =========         ========          =======


Noninterest Income
------------------

    For the quarter ended March 31, 1999, noninterest income amounted to $2,079,000, compared to $2,807,000 reported for the first quarter in 1998. NECB realized gains from the sale of securities during the first quarter of 1999 of $175,000 compared to $1,242,000 in the first quarter of 1998. In addition to gains recorded by the Subsidiaries, during the first quarter of 1998 the parent company recorded a gain of $898,000 from the sale of its own investment securities. This gain effectively offset the $715,000 loss recorded on the bulk sale of problem loans during that quarter. Mortgage Banking revenues increased $216,000 as New England Community Mortgage ("NECM") expanded into New Hampshire with facilities in Portsmouth and Hampton. Expansion also continues in Connecticut as NECM prepares to open a new production facility in Middlebury to serve a rapidly growing real estate market in that area.

    Service charges, fees and commissions also increased $131,000 or 14% in the first quarter of 1999. This increase resulted from several factors including continuing expansion of commercial banking services such as cash management, lock-box and merchant card sales processing.

Noninterest Expense
-------------------

Noninterest expenses amounted to $7,578,000 during the first quarter of 1999 compared to $7,573,000 a year earlier. These results included an $828,000 charge related to the formation of a passive investment corporation in 1999 and $718,000 related to the bulk sale of loans in 1998. When these nonrecurring transactions are excluded, the expenses are $6,750,000 in 1999 compared to $6,858,000 a year earlier. NECB's efficiency ratio, which measures how much a dollar of revenue costs to produce, equaled 58.03% for the first quarter of 1999 compared to 61.76% for the same period in 1998.

                                    Page -10-

FINANCIAL CONDITION
-------------------

    Total assets at March 31, 1999 were $786,909,000, a decrease of $16,978,000 from $803,887,000 at December 31, 1998. During the first quarter of 1999 loan production remained strong, especially residential mortgage loans. These loans are typically sold in the secondary market upon closing.

    Loans consisted of the following:

(Amounts in thousands)

                                                   March 31,       December 31,
                                                     1999              1998
-------------------------------------------------------------------------------
Commercial and financial                        $   150,840        $   146,962
Real estate:
    Construction                                     22,926             23,862
    Residential                                     116,674            123,446
    Commercial                                      180,993            176,139
Consumer                                             41,472             45,571
                                                -----------        -----------
Loans outstanding                               $   512,905        $   515,980

    Securities available-for-sale and held-to-maturity decreased from December 31, 1998 and ended the first quarter of 1999 at $186,293,000 and $5,210,000,
respectively,   compared  to  $191,867,000  and  $5,675,000,   respectively,  at
year-end.

    At March 31, 1999 other real estate owned amounted to $1,703,000 or 0.2% of total assets,virtually unchanged from $1,636,000, at the end of 1998. During the first three months of the year the Company acquired properties with a value of $364,000 through foreclosure and disposed of properties with a market value of $282,000.

    Total deposits, which constitute the principal funding source of the Company's assets, decreased $29,048,000 from December 31, 1998 and amounted to $635,030,000 at March 31, 1999. This is consistent with past years and reflects seasonal cash flows of NECB's deposit customers--especially noninterest deposits. During the quarter, short-term borrowings increased.

    Total shareholders' equity was $72,179,000 at March 31, 1999, a decrease of $1,171,000 since the start of the year. First quarter earnings, less the payment of the increased quarterly dividend added $1,338,000 and the repurchase of 75,000 shares of the common stock under the buyback program announced in February.

Securities held-to-maturity
---------------------------

    Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $5,675,000 at December 31, 1998 to $5,210,000 at March 31, 1999.





                                    Page -11-

                                                                         March 31, 1999                      December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                      Amortized
                                                                            Cost           Fair            Cost           Fair
(Amounts in thousands)                                                     Basis          Value           Basis          Value
------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                   $  1,500       $  1,506          $1,899         $1,914
Debt securities issued by states and
    political subdivisions of the states                                   2,838          2,949           2,813          2,969
Mortgage-backed securities                                                   607            612             672            678
Other debt securities                                                        265            270             265            270
                                                                        --------       --------          ------         ------
                                                                        $  5,210         $5,337          $5,675         $5,831
                                                                        ========       ========          ======         ======


Securities available-for-sale
-----------------------------

    Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity.

                                                                               March 31, 1999             December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                      Amortized
                                                                            Cost           Fair            Cost           Fair
(Amounts in thousands)                                                     Basis          Value           Basis          Value
------------------------------------------------------------------------------------------------------------------------------

Marketable equity securities                                            $ 14,555       $ 14,892        $  29,826      $ 30,369
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                    102,506        102,548         102,029        102,937
Debt securities issued by states and
   political subdivisions of states                                       13,076         13,237          13,186         13,417
Corporation debt securities                                               10,959         11,044          10,610         10,727
Asset-based securities                                                                                      986          1,019
Mortgage-backed securities                                                44,338         44,572          32,950         33,398
                                                                        --------       --------        --------       --------
                                                                        $185,434       $186,293        $189,587       $191,867
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


                                    Page -12-

(Amounts in thousands)

                                             March 31, 1999     December 31,1998
--------------------------------------------------------------------------------
Nonaccrual loans                                    $ 6,315             $ 5,340
OREO                                                  1,703               1,636
                                                    -------             -------
Total nonperforming assets                          $ 8,018             $ 6,976
                                                    =======             =======

Loans past due in excess of ninety days and
  accruing interest                                 $   918             $   977

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

Activity in Nonperforming Assets
(Amounts in thousands)

Three Months ending March 31,                            1999              1998
-------------------------------------------------------------------------------
December 31, 1998 and 1997                             $7,241            13,034
    Additions                                           1,668             2,671
    Reductions:

      Payments                                           (300)             (301)
      Charge-offs and writedowns                         (233)           (2,110)
      Loans returned to accruing status                   (76)
      Sales, net                                         (282)           (6,665)
                                                     --------          --------
Ending Balance, March 31, 1999 and 1998              $  8,018          $  6,629
                                                     ========          ========

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

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended March 31, 1999 and 1998. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.





                                    Page -13-

(In thousands)

Three Months Ended March 31,                                     1999                1998
-----------------------------------------------------------------------------------------
Balance beginning of period                                    $ 10,092           $12,081
Provisions charged to operations                                    165               439
Recoveries on loans previously charged-off                          174               125
Charge-offs taken in conjunction with bulk loan sale
   (i.e., specific allocated reserves)                                             (1,392)
Loans charged-off                                                 (164)            (1,183)
                                                               -------            -------
Balance end of period                                          $10,267            $10,070
                                                               =======            =======

Capital

    The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

    As of March 31, 1999, the Company exceeded all regulatory capital ratios and each of the banking subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for March 31, 1999 and 1998 were:

                                          Minimum Level        1999       1998
                                          -------------        ----       ----
Total Risk-Based.....................           8%            13.8%      14.5%

Tier 1 Risk-Based....................           4%            12.5%      13.2%

Leverage.............................           4%             8.6%       9.1%

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

The Year 2000 Problem
---------------------

     In preparation for the year 2000 (the "Year 2000 Problem"), the Company has developed a Year 2000 Plan (the "Plan") which has been presented to the Board of Directors. The Plan was developed using the guidelines outlined in a report by the Federal Financial Institutions Examination Council (FFIEC), The Effect of 2000 on Computer Systems. The Company assigned responsibility for the Plan to the Year 2000 Coordinator who reports to the Board of Directors. The Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Problem.

    The Company is reliant on both in-house and third party vendors for its computer output and processing, as well as other significant functions and services (e.g., securities safekeeping services, securities pricing information, etc.). The Coordinator completed an inventory and assessment of all of the Company's mission critical systems and completed both the renovation and testing phases of the project. In terms of the third party vendors, the Year 2000 Coordinator is continuing to work with those to assess and test their Year 2000 readiness. Management presently believes that these vendors are taking appropriate steps to modify existing software and hardware to ensure that critical systems will function properly. The most significant hurdle the Company has encountered in verifying and testing all mission critical third parties is



                                    Page -14-
the limited ability the Company has to independently test the preparedness of its telephone system and electric power providers. The Company has identified 67 mission critical (without which the Company cannot operate) and necessary (applications that the Company can use for a moderate amount of time without requiring Year 2000 compliance) applications operated by third party vendors. The list is reviewed regularly to include new applications or remove unnecessary applications. Of such mission critical and critical applications, the Company has been informed that substantially all are Year 2000 compliant. While the Company has received assurances from these third party vendors as to compliance, their assurances are not guarantees and may not be enforceable. Many of the Company's existing older contracts with the vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not actually Year 2000 compliant, the Company's recourse may be limited.

    If any required modifications and conversions are not properly made, or are not completed on a timely basis, there can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 Problems represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition.

    The Year 2000 Problem also affects a certain limited number of the Company's customers, particularly in the areas of access to funds and additional expense incurred to achieve compliance. The Company has adopted a plan for evaluating and assessing the level of Year 2000 preparedness of its large or commercial credit customers. While no assurance can be given that the Company's customers will be Year 2000 compliant, management has taken steps to verify that they are adequately addressing or that they are not faced with material Year 2000 Problems. The Company's credit risk related to the Year 2000 Problem is mitigated by the fact that only a few of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that some borrowers do experience problems or delays in becoming Year 2000 compliant. The Company has already begun to assess and make accommodations for addressing the liquidity concerns that our regulators have raised. These plans may include the off-site retention of extra cash, lines of credit, and additional liquid investment vehicles to provide the ability to maintain smooth operations in the event of abnormal withdrawals of funds by consumers concerned with the effect of the Year 2000. In addition, the Company has embarked on an extensive consumer education and awareness program regarding the Company's state of preparedness. The program includes multiple correspondence and communication pieces, in-branch materials and the like. The Company has its own company-wide Year 2000 contingency plan. The Company has had a comprehensive business interruption and disaster recovery contingency plan for many years. The plan is continually updated. The Company has developed even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Company to maintain and/or resume normal operations in the event of any failure in mission critical or critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems, and other methods to ensure the Company's ability to continue to operate.

    The direct costs of modifications to the existing software and hardware, staffing, customer awareness and other issues for completing the Year 2000 project have been and will continue to be expensed as incurred.

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

                                            NEW ENGLAND COMMUNITY BANCORP, INC.
                                            -----------------------------------

Date:  May 10, 1999                    By:
                                           -------------------------------------
                                           Anson C. Hall
                                           Vice President and Treasurer








                                    Page -18-