Form 10-Q/A
period 1999-03-31
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-06-04
CIK 752324

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

                            Telephone: (860) 610-3600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]       NO [ ]

The number of shares of common stock of the registrant outstanding as of April 30, 1999 was 7,031,180.

The total number of pages in this report is 7.

                                    Page -1-

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

Part I.    FINANCIAL INFORMATION                                              3

Item 1.    Financial Statements:

           Consolidated Balance Sheets--March 31, 1999 (unaudited) and

           December 31, 1998                                                  4

Part II.   OTHER INFORMATION                                                  5

Item 6.    Exhibits, Financial Statement Schedules and Reports on Form 8-K    5

           SIGNATURES                                                         6

                                    Page -2-

Form 10-Q, Quarterly Report
New England Community Bancorp, Inc.
Commission File No. 0-14550

    New England community Bancorp, Inc. ("NECB") hereby amends its Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999 and dated May 10, 1999.


Part I---FINANCIAL INFORMATION

    In the original filing of NECB's quarterly report on Form 10-Q, (made on May 10, 1999), a line in the consolidated balance sheets reported incorrect amounts for both comparative dates. The line item captioned loans held-for-sale incorrectly contained $5,618 for March 31, 1999 and $5,835 for December 31, 1998. The correct data is $4,598 for March 31, 1999 and $7,721 for December 31, 1998. The error did not affect total assets for either priod reported.

    Consequently, NECB hereby amends PART I, Item 1 in the quarterly report on form 10-Q by submitting corrected Consolidated Balance Sheet statements as included herein.

                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(Thousands of dollars; except share data)
                                                                                                 March 31,             December 31
                                                                                                      1999                    1998
                                                                                               (Unaudited)
==================================================================================================================================
ASSETS:
     Cash and due from banks                                                                   $    39,256             $    39,279
     Short-term investments                                                                          7,120                  12,080
     Federal funds sold                                                                              1,898                   1,485
                                                                                               -----------             -----------
        Cash and cash equivalents                                                                   48,274                  52,844
     Interest bearing deposits with banks                                                              595                     694
     Securities held-to-maturity                                                                     5,210                   5,675
     Securities available-for-sale                                                                 186,293                 191,867
     Federal Home Loan Bank stock, at cost                                                           4,881                   4,881
     Loans outstanding                                                                             512,905                 515,980
        Less: allowance for possible loan losses                                                  (10,267)                (10,092)
                                                                                               -----------             -----------
           Net loans                                                                               502,638                 505,888
     Loans held-for-sale                                                                             4,598                   7,721
     Premises and equipment                                                                         13,677                  13,932
     Other real estate owned                                                                         1,703                   1,636
     Goodwill                                                                                        4,748                   4,847
     Other assets                                                                                   14,292                  14,102
                                                                                               -----------             -----------
Total Assets                                                                                   $   786,909             $   803,887
                                                                                               ===========             ===========

LIABILITIES:
     Deposits:
        Noninterest bearing                                                                    $   140,406             $   160,876
        Interest bearing                                                                           494,624                 503,202
                                                                                               -----------             -----------
           Total deposits                                                                          635,030                 664,078
     Short-term borrowings                                                                          48,293                  34,848
     Long-term debt                                                                                 27,115                  27,279
     Other liabilities                                                                               4,292                   4,332
                                                                                               -----------             -----------
Total Liabilities                                                                                  714,730                 730,537

SHAREHOLDERS' EQUITY:
     Common stock, $0.10 par value, authorized 20,000,000 shares:
       March 31, 1999,  7,036,000 outstanding;
       December 31, 1998,  7,031,000 outstanding                                                       703                     703
     Additional paid-in capital                                                                     61,817                  61,811
     Retained earnings                                                                              10,705                   9,452
     Treasury Stock -March 31, 1999, 75,000 shares                                                 (1,498)
     Net unrealized gain on securities available-for-sale                                              452                   1,384
                                                                                               -----------             -----------
Total Shareholders' Equity                                                                          72,179                  73,350
                                                                                               -----------             -----------
Total Liabilities & Shareholders' Equity                                                       $   786,909             $   803,887
                                                                                               ===========             ===========

                                    Page -4-

Part II---OTHER INFORMATION

        Item 6 Exhibits, Financial Statement Schedules and reports on Form 8-K

        Exhibit 27    Financial Data Schedule

           In the original filing of NECB's quarterly report on Form 10-Q, (made on May 10, 1999), information from a prior filing was inadvertantly substituted for current period data. Consequently, NECB hereby amends Part II, Item 6,
Exhibit 27 (Financial Data Schedule) by submitting corrected Exhibit, as included herein.

                                    Page -5-

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

                                            NEW ENGLAND COMMUNITY BANCORP, INC.
                                            -----------------------------------

Date:  June 3, 1999                         By:
                                               --------------------------------
                                               Anson C. Hall
                                               Vice President and Treasurer

                                    Page -6-

Exhibit 27, Financial Data Schedule

New England Community Bancorp, Inc.

ITEM NUMBER                ITEM DESCRIPTION                               AMOUNT
--------------------------------------------------------------------------------
New England Community Bancorp, Inc.
Multiplier                                                                 1,000
Currency                                                                    U.S.
Table
S
Fiscal year-end                                                      Dec-31-1999
Period end                                                           Mar-31-1999
Period type                                                                3-mos
9-03(1)                Cash                                               39,256
9-03(2)                Int-Bearing-Deposits                                  595
9-03(3)                Fed-Funds-Sold                                      1,898
9-03(4)                Trading-Assets                                          0
9-03(6)                Investments-Available-For-Sale                    186,293
9-03(6)                Investments-Held-to-Maturity                        5,210
9-03(6)                Investments-Market                                  5,337
9-03(7)                Loans                                             517,503
9-03(7)(2)             Allowance                                          10,267
9-03(11)               Total-Assets                                      787,929
9-03(12)               Deposits                                          635,030
9-03(13)               Short-Term                                         48,293
9-03(15)               Liabilities-Other                                   4,292
9-03(16)               Long -Term                                         27,115
9-03(19)               Preferred-Mandatory                                     0
9-03(20)               Preferred Stock - no mandatory redemption               0
9-03(21)               Common stocks                                         703
9-03(22)               Other shareholders' equity                         71,476
9-03(23)               Total liabilities and shareholders equity         786,909
9-04(1)                Interest and fees on loans                         11,067
9-04(2)                Interest and dividends on investments               2,833
9-04(4)                Other interest income                                 217
9-04(5)                Total interest income                              14,117
9-04(6)                Interest on deposits                                4,228
9-04(9)                Total interest expense                              5,018
9-04(10)               Net interest income                                 9,099
9-04(11)               Provision for loan losses                             165
9-04(13)(h)            Investment securities gains/losses                    175
9-04(14)               Other expenses                                      7,578
9-04(15)               Income before income tax                            3,435
9-04(17)               Income before extraordinary items                   2,182
9-04(18)               Extraordinary items, less tax                           0
9-04(19)               Cumulative change in accounting principles              0
9-04(20)               Net income or loss                                  2,182
9-04(21)               Earnings per share - primary                         0.31
9-04(21)               Earnings per share - fully diluted                   0.31
I.B.5                  Net yield - interest earning assets - actual         5.20
III.C.1(a)             Loans on Nonaccrual                                 6,315
III.C.1(b)             Accruing loans past due 90 days or more               918
III.C.1(c)             Troubled debt restructuring                             0
IV.A.1                 Allowance for loan losses - beginning of period    10,092
IV.A.2                 Total chargeoffs                                      233
IV.A.3                 Total recoveries                                      174
IV.A.4                 Allowance for loan losses - end of period          10,267
IV.B.1                 Loan loss allowance allocated to domestic loans    10,267
IV.B.2                 Loan loss allowance allocated to foreign loans          0
IV.B.3                 Loan loss allowance - unallocated                       0

                                    Page -7-