Form 10-Q
period 1999-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-08-16
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended June 30, 1999    Commission File Number 0-14550


                       NEW ENGLAND COMMUNITY BANCORP, INC.

                     DELAWARE                     06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095


                            Telephone: (860) 610-3600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
YES    X           NO
   --------



The number of shares of common stock of the registrant outstanding as of July 31, 1999 was 7,036,494.


The total number of pages in this report is xx.



                                    Page -1-


                                                 NEW ENGLAND COMMUNITY BANCORP, INC.

                                                          TABLE OF CONTENTS

         Part I.        FINANCIAL INFORMATION                                                                 Page No.
         Item 1.        Financial Statements:

                        Consolidated Balance Sheets--June 30, 1999 (unaudited) and
                        December 31, 1998                                                                            3

                        Consolidated Statements of Income--three and six months ended June30, 1999
                        and 1998 (unaudited)                                                                         4

                        Consolidated Statements of Cash Flows--six months ended June 30, 1999
                        and 1998 (unaudited)                                                                         5

                        Notes to Consolidated Financial Statements                                                   6

         Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                        7

        Part II.        OTHER INFORMATION                                                                           19

         Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                             16

                        SIGNATURES                                                                                  17


                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

(Thousands of dollars; except share data)
                                                                                                  June 30,              December 31,
                                                                                                      1999                      1998
                                                                                               (Unaudited)
====================================================================================================================================
ASSETS:
     Cash and due from banks                                                                   $    33,040             $    39,279
     Short-term investments                                                                          3,270                  12,080
     Federal funds sold                                                                              7,208                   1,485
                                                                                               -----------             -----------
        Cash and cash equivalents                                                                   43,518                  52,844
     Interest bearing deposits with banks                                                              595                     694
     Securities held-to-maturity                                                                     4,122                   5,675
     Securities available-for-sale                                                                 204,512                 191,867
     Federal Home Loan Bank stock, at cost                                                           4,881                   4,881

     Loans outstanding                                                                             518,459                 515,980
        Less: allowance for possible loan losses                                                  (10,282)                (10,092)
                                                                                               -----------             -----------
           Net loans                                                                               508,177                 505,888
     Loans held-for-sale                                                                             6,730                   7,721
     Premises and equipment                                                                         13,454                  13,932
     Other real estate owned                                                                         1,641                   1,636
     Goodwill                                                                                        4,651                   4,847
     Other assets                                                                                   16,117                  13,902
                                                                                               -----------             -----------
Total Assets                                                                                   $   808,398             $   803,887
                                                                                               ===========             ===========

LIABILITIES:
     Deposits:
        Noninterest bearing                                                                    $   146,856             $   160,876
        Interest bearing                                                                           496,928                 503,202
                                                                                               -----------             -----------
           Total deposits                                                                          643,784                 664,078
     Short-term borrowings                                                                          56,788                  34,848
     Long-term debt                                                                                 35,252                  27,279
     Other liabilities                                                                               2,982                   4,332
                                                                                               -----------             -----------
Total Liabilities                                                                                  738,806                 730,537

SHAREHOLDERS' EQUITY:
     Common stock, $0.10 par value, authorized 20,000,000 shares:
       June 30, 1999,  7,036,000 outstanding;
       December 31, 1998,  7,031,000 outstanding                                                       704                     703
     Additional paid-in capital                                                                     61,921                  61,811
     Retained earnings                                                                              11,869                   9,452
     Treasury Stock -June 30, 1999, 136,000 shares                                                 (2,681)
     Net unrealized gain (loss) on securities available-for-sale                                   (2,221)                   1,384
                                                                                               -----------             -----------
Total Shareholders' Equity                                                                          69,592                  73,350
                                                                                               -----------             -----------
Total Liabilities & Shareholders' Equity                                                       $   808,398             $   803,887
                                                                                               ===========             ===========

                       The accompanying notes are an integral part of these consolidated financial statements.


                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                              Six Months Ended                 Three Months Ended
                                                                                  June 30,                          June 30,
(thousands of dollars; except per share data)                               1999             1998              1999           1998
====================================================================================================================================
INTEREST INCOME:
     Loans, including fees                                             $  22,150        $  24,198          $ 11,083         $11,994
     Securities:
         Taxable interest                                                  5,037            5,080             2,720           2,600
         Interest exempt from federal income taxes                           366              408               185             274
         Dividends                                                           561              207               226              45
     Federal funds sold and other interest                                   303              228                86             107
                                                                       ---------        ---------          --------         -------
         Total interest income                                            28,417           30,121            14,300          15,020

INTEREST EXPENSE:
     Deposits                                                              8,175           10,291             3,947           5,086
     Borrowed funds                                                        1,790            1,229             1,000             650
                                                                       ---------        ---------          --------         -------
         Total interest expense                                            9,965           11,520             4,947           5,736
Net interest income                                                       18,452           18,601             9,353           9,284
Provision for possible loan losses                                           333              805               168             366
                                                                       ---------        ---------          --------         -------

Net interest income after provision for possible loan losses              18,119           17,796             9,185           8,918

NONINTEREST INCOME:
     Service charges, fees and commissions                                 2,206            2,034             1,129           1,088
     Investment securities gains, net                                        499            1,417               324             175
     Mortgage banking revenues                                             1,659            1,367               902             826
     Other                                                                   125              165                55              87
                                                                       ---------        ---------          --------         -------
         Total noninterest income                                          4,489            4,983             2,410           2,176

NONINTEREST EXPENSE:
     Salaries and employee benefits                                        7,838            7,807             3,974           4,012
     Occupancy                                                             1,479            1,411               712             664
     Furniture and equipment                                               1,027              987               557             561
     Outside services                                                        780              998               482             570
     Postage and supplies                                                    648              612               352             315
     Losses, writedowns, expenses - other real estate owned                  146             (114)              112             (36)
     Amortization of goodwill                                                235              195               137              97
     Loss on sale of portfolio loans                                                          715
     Mergers & restructuring provivions                                    1,353              190               525             190
     Other                                                                 2,329            2,142             1,406             997
                                                                       ---------        ---------          --------         -------
         Total noninterest expense                                        15,835           14,943             8,257           7,370
                                                                       ---------        ---------          --------         -------
Income before taxes                                                        6,773            7,836             3,338           3,724
Income taxes                                                               2,428            3,211             1,175           1,595
                                                                       ---------        ---------          --------         -------
Net Income                                                             $   4,345        $   4,625          $  2,163         $ 2,129
                                                                       =========        =========          ========         =======
Net income per share--Basic                                            $    0.62        $    0.66          $   0.31         $  0.30
Net income per share--Diluted                                          $    0.61        $    0.64          $   0.31         $  0.29
Weighted average shares of
  Common Stock outstanding--Basic                                          6,953            7,050             6,901           7,057
Weighted average shares of
  Common Stock outstanding--Diluted                                        7,105            7,254             7,068           7,244

                       The accompanying notes are an integral part of these consolidated financial statements.



                                                              Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(Thousands of dollars)                                                                                            Six Months Ended
                                                                                                                     June 30,
                                                                                                          1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                                         $4,345               $4,625
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                                         714                  698
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                                   58                 (253)
       Securities losses (gains), net                                                                     (499)              (1,417)
       Accretion of discounts and amortization of premiums on bonds, net                                   (22)                  54
       Amortization of goodwill and other intangibles                                                      235                  195
       Provision for possible loan losses                                                                  333                  805
       Loss on sale of portfolio loans, net                                                                                     715
       (Increase) decrease in other assets, net                                                          3,313               (2,200)
       Decrease (increase) in loans held-for-sale                                                          991               (4,755)
       (Decrease) increase in other liabilities, net                                                    (1,325)                 273
                                                                                                     ----------            --------
              Net cash provided by (used for) operating activities                                       8,143               (1,260)
                                                                                                     ---------             ---------

FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing accounts                                                      (14,020)              (6,140)
     Net decrease in interest-bearing accounts                                                          (6,274)             (14,855)
     Net increase in short-term borrowings                                                              21,940                7,734
     Net increase in long-term borrowings                                                                7,973                7,289
     Proceeds from issuance of common stock                                                               (139)                 413
     Cash dividends paid                                                                                (1,537)              (1,037)
                                                                                                     ---------             ---------
              Net cash used for financing activities                                                     5,262               (6,596)
                                                                                                     ---------             ---------

INVESTING ACTIVITIES:
     Loans originated, net of principal collections                                                     (3,684)              (1,614)
     Decrease in interest-bearing time deposits                                                             99                   87
     Proceeds from sale of portfolio loans                                                                                   10,157
     Purchases of securities available-for-sale                                                        (67,375)             (53,122)
     Proceeds from sales of securities available-for-sale                                                2,042               18,884
     Proceeds from maturities of securities available-for-sale                                          45,797               28,289
     Proceeds from maturities of securities held-to-maturity                                             1,553                2,039
     Proceeds from sales of other real estate owned                                                        586                2,774
     Purchases of premises and equipment, net                                                           (1,755)                (803)
     Sales of premises and equipment                                                                         6                   49
     Capitalization of expenditures on other real estate owned                                                                 (342)
                                                                                                     ---------             --------
              Net cash provided by (used for) investing activities                                     (22,731)               6,398
                                                                                                     ----------            --------
     Decrease in cash and cash equivalents                                                              (9,326)              (1,458)
     Cash and cash equivalents, beginning of period                                                     52,844               61,030
                                                                                                     ---------             --------
     Cash and cash equivalents, end of period                                                         $ 43,518             $ 59,572
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

     On, July 10, 1998,  Olde Port Bank & Trust  Company  ("Olde  Port"),  a New
Hampshire state-chartered bank and trust company, became NECB's fourth wholly-owned banking subsidiary. NECB acquired Olde Port by issuing 585,986 shares of the Company's common stock for all of the outstanding common shares of Olde Port and all fully vested and exercisable stock options.

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

NOTE 3 - DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                   $143       $2,718
     Real estate acquired through foreclosure                649          952


                                    Page -6-

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
OVERVIEW

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's service loan portfolio. As discussed in Note 2 above, the acquisitions of South Windsor and Olde Port were accounted for as pooling of interests. As such, all prior results have been restated as though the companies had been combined as of the earliest period presented.

     NECB reported net income for the second quarter of 1999 of $2,163,000, or $0.31 per diluted share, compared to net income of $2,129,000, or $0.29 per diluted share, reported in 1998. This represented an increase of $34,000 or 1.6% compared to net income reported in the previous year. On an earnings per share basis, second quarter 1999 net income increased 7% from the second quarter of 1998. Returns on assets ("ROA") and equity ("ROE") improved from 1998 and were 1.38% and 14.97%, respectively, for 1999 compared to 1.18% and 13.18%, respectively, for the comparative period in 1998.

     Net interest income on a fully taxable-equivalent ("FTE") basis increased $59,000 and totaled $9,493,000 for the quarter ended June 30, 1999 compared to $9,434,000 for the same period in 1998. The increase in net interest income resulted from volume related increases of $242,000 partially offset by rate related decreases of $183,000. While overall, interest rates were generally lower, the net interest margin rose slightly from 5.16% in 1998 to 5.17% in the quarter just ended. The average rate earned on earning assets decreased 44 basis points while the average rate paid for the use of interest bearing liabilities decreased 56 basis points.

     The provisions for possible loan losses were $168,000 compared to $366,000 in the comparable period in 1998. The $198,000 decrease occurred as loan quality remained strong and total loans outstanding rose a modest $2 million.

     Noninterest income, excluding security gains, increased $85,000 the second quarter including a $76,000 increase in mortgage banking revenues. Securities gains, meanwhile, increased $149,000. Income from service charges rose $41,000 while all other income decreased $32,000.

     Noninterest expense totaled $8,257,000 in the second quarter of 1999 compared to $7,370,000 in 1998. Both periods included unusual events which do not recur on a regular basis. In 1999 a $525,000 charge was taken related to the announced acquisition of NECB by Webster Financial Corporation, while a $190,000 expense was recorded in the second quarter of 1998 related to NECB's acquisition of Olde Port. When these actions are excluded, other noninterest expenses amounted to $7,732,000 in the second quarter of 1999 compared to $7,180,000 a year earlier. NECB's efficiency ratio, which measures how much a dollar of revenue costs to produce, equaled 63.62% for the second quarter of 1999 compared to 62.12% for the same period in 1998. This increase resulted primarily from costs related to preparation for Y2k readiness and the expanded operating basis that includes our mortgage banking subsidiary and a new full service banking branch by Olde Port Bank.

     Loans outstanding at June 30, 1999 amounted to $518,459,000 compared to $515,980,000 at December 31, 1998. Total deposits amounted to $643,784,000 at June 30, 1999 compared to $664,078,000 at December 31, 1998. NECB's deposit base typically reaches its highest levels at year-end with net ouflows during the first quarter and a return to net growth throughout the balance of the year. NECB increased its use of alternative funding sources by increasing its short-term borrowings since the start of 1999 to $56,788,000 at June 30, 1999 compared to $34,848,000 at year-end 1998.

     At June 30, 1999, shareholders' equity was $69,592,000 and represented 8.61% of total assets. In February 1999 NECB announced a program to repurchase up to 5%, or approximately 350,000 shares, of the Company's outstanding shares of common stock. A total of 135,500 shares have been acquired at an average price of $19.79 per share. Unrealized gain on securities available for sale decreased $3,605,000 during the first half of 1999 and ended with a loss

                                    Page -7-
of $2,221,000, as a moderate rise in interest rates reduced the market value of debt instruments. When goodwill resulting from several previous acquisitions is excluded, tangible equity capital is reduced to $64,941,000 or 8.03% of total assets. The resulting tangible book value per share amounted to $9.41 at June 30, 1999 compared to $9.74 at December 31, 1998.

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     For the three months ended June 30, 1999, the Company reported net income of $2,163,000, or $0.31 per diluted share, compared to $2,129,000, or $0.29 per diluted share, for the same period of 1998. The quarter included a net charge of $525,000 arising from expenses incurred in conjunction with the sale of the Company. During the quarter ended June 30, 1998 a charge of $190,000 was recognized by Olde Port related to its acquisition by NECB. When these transactions are excluded, core operating income amounted to $2,688,000 or $0.38 per diluted share in 1999 and $2,319,000 or $0.32 per diluted share in 1998. This represents a 16% increase in net operating income and a 19% increase in operating earnings per diluted share.

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

(Amounts in thousands)

THREE MONTHS ENDED JUNE 30,                    1999         1998       % CHANGE
-------------------------------------------------------------------------------
Interest income (financial statements)        $14,300      $15,020      (4.8)%
Tax equivalent adjustment                         140          150      (6.7)%
                                            ---------     --------
  Total interest income (on an FTE basis)      14,440       15,170      (4.8)%
Interest expense                               (4,947)      (5,086)     (2.7)%
                                            ---------     --------
Net interest income (on an FTE basis)       $   9,493     $  9,434       0.6 %
                                            =========     ========

     For the second quarter of 1999 net interest income on an FTE basis rose $59,000, or 0.6% when compared to the same period in 1998. A key factor in this increase in 1999 was management's ability to offset the effect of lower rates on new and renewed loans and the effect of early payoffs of fixed rate loans with higher than current market rates. This was accomplished by reducing interest expense for funds used to support these assets and the investment portfolio. Modest reductions in rates paid to selected deposit accounts and reduced dependence upon higher cost time deposits were the chief ingredients.

     The net interest margin measures the difference in yield on, and the mix of, interest-earning assets and interest-bearing liabilities. As shown in the table below, the margin for the quarter ended June 30, 1999 increased to 5.17% from 5.16% in 1998. The yield on earning assets was reduced by 44 basis points and equaled 7.86% compared to 8.30%, while the average rate paid for interest-bearing liabilities decreased 56 basis points to 3.47% for the quarter ended June 30, 1999 compared to 4.03% a year earlier.

                                    Page -8-

AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES

Three Months Ended                                                                 June 30, 1999                   June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Average            Average      Average             Average
(Amounts in Thousands)                                                   Balance  Interest     Rate      Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Short-term investments                                                  9,527   $   117    4.93%       12,415    $   106    3.42%
   Investment securities:
      Securities held-to-maturity                                          4,056        49    4.85%       13,166        162    4.94%
      Securities available-for-sale                                      202,681     3,191    6.31%      174,474      2,872    6.60%
   Mortgages held for sale                                                 4,481        73    6.53%       11,658        197    6.78%
   Loans (A)                                                             515,997    11,010    8.56%      521,006     11,833    9.11%
                                                                      ----------   -------             ---------    -------
      Total interest-earning assets                                      736,742    14,440    7.86%      732,719     15,170    8.30%

   Allowance for loan losses                                            (10,200)                        (11,871)
   Cash and due from banks                                                24,023                          35,522
   Other assets                                                           33,567                          29,642
                                                                      ----------                       ---------
Total Assets                                                            $784,132                        $786,012
                                                                        ========                        ========

LIABILITIES:
   Regular savings deposits                                           $  157,270   $   655    1.67%     $149,676    $   810    2.17%
   NOW account deposits                                                   83,886       270    1.29%       73,595        257    1.40%
   Money market deposits                                                   1,819        10    2.20%        5,307         22    1.66%
                                                                      ----------   -------             ---------    -------
      Total savings deposits                                             242,976       935    1.54%      228,578      1,089    1.91%
   Time deposits                                                         245,245     3,012    4.93%      289,436      4,051    5.61%
   Short-term borrowings                                                  54,772       542    3.97%       26,944        197    2.93%
   Long-term borrowings                                                   29,193       458    6.29%       25,704        399    6.23%
                                                                      ----------   -------             ---------    -------
      Total interest-bearing liabilities                                 572,186     4,947    3.47%      570,661      5,736    4.03%

   Demand deposits                                                       136,014                         141,686
   Other liabilities                                                       3,911                           3,073
                                                                      ----------                       ---------
      Total Liabilities                                                  712,112                         715,421
   Equity                                                                 72,021                          70,591
                                                                      ----------                       ---------
Total Liabilities & Equity                                              $784,132                        $786,012
                                                                        ========                        ========

Net interest income--FTE basis                                                     $ 9,493                          $ 9,434
Less adjustment for
     Tax-exempt income                                                                (140)                            (150)
                                                                                   -------                          -------
Net interest income                                                                $ 9,353                          $ 9,284
                                                                                   =======                          =======
Net interest margin                                                                           5.17%                            5.16%
Net interest spread                                                                           4.39%                            4.27%

(A) AVERAGE LOANS INCLUDE NONACCRUING LOANS.

RATE/VOLUME ANALYSIS

     Changes in net interest income are divided into two components--the changes resulting from the changes in average balances of earning assets and interest-bearing liabilities (or "volume") and the changes in the rates earned or paid on those balances. The changes in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, have been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on an FTE basis.

                                    Page -9-

                                                                                                                 Change due to
                                                                                            Total                  CHANGE IN:
                                                                                         Increase              --------------------
(AMOUNTS IN THOUSANDS)                                                                 (DECREASE)               RATE         VOLUME
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Short-term investments                                                                   $     11          $     46         $   (35)
Securities held to maturity                                                                  (113)               (3)           (110)
Securities available for sale                                                                 319              (125)            444
Mortgages held for sale                                                                      (124)               (7)           (117)
Loans                                                                                        (823)             (716)           (107)
                                                                                             -----         ---------           -----
Total interest-earning assets                                                            $   (730)         $   (805)        $    75
                                                                                          --------          --------         ------

INTEREST PAID ON:
Regular savings deposits                                                                 $   (155)         $   (187)        $    32
NOW account deposits                                                                           13               (20)             33
Money market deposits                                                                         (12)                7             (19)
                                                                                         ---------         --------         -------
     Total savings deposits                                                                  (154)             (200)             46
Time deposits                                                                              (1,039)             (496)           (543)
Short-term borrowings                                                                         345                70             275
Long-term borrowings                                                                           59                 4              55
                                                                                         --------          --------         -------
Total interest-bearing liabilities                                                           (789)             (622)           (167)
                                                                                         ---------         ---------        --------
Net interest income change                                                               $     59          $   (183)        $   242
                                                                                         ========          ========         =======


NONINTEREST INCOME

    For the quarter ended June 30, 1999, noninterest income amounted to $2,410,000, compared to $2,176,000 reported for the second quarter in 1998. NECB reported realized gains from the sale of securities during the second quarter of 1999 of $324,000 compared to $175,000 in the second quarter of 1998. Mortgage banking revenues increased a modest $76,000 as when compared to the second quarter of 1998. Rising interest rates dampened sales during the quarter causing New England community Mortgage Corp, NECB's production unit to fall short of its targeted production.

    Service charges, fees and commissions increased $41,000 in the second quarter of 1999 primarily from increases in selected priced services. The popularity of our relationship account ("New England Gold") tended to soften the increase in revenue as customers opting for this service can avoid certain fees by grouping their accounts within this program.


NONINTEREST EXPENSE

Noninterest expenses amounted to $8,257,000 for the second quarter of 1999 compared to $7,370,000 in the same quarter last year. Included in this year's total expense was a $525,000 charge related to the announced acquisition of NECB by Webster Financial Corp. The second quarter of 1998 included a nonrecurring expense of $190,000 by Olde Port Bank related to its acquisition by NECB. When these nonrecurring transactions and the expenses related to management and liquidation of foreclosed properties and the amortization of goodwill are excluded, the core operating expenses are $7,483,000 in 1999 compared to $7,119,000 a year earlier. This represents an increase of $364,000 or 5.1%. NECB's efficiency ratio, which measures how much a dollar of net revenue costs to produce, equaled 63.6% for the second quarter of 1999 compared to 62.1% for the same period in 1998.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Through the first six months of 1999, NECB reported net income of $4,345,000 or $0.61 per diluted share, a decrease of $280,000 compared to $4,625,000 or $0.64 per diluted share for the same period last year. Net interest income decreased $149,000 and noninterest income, excluding securities gains, increased $424,000. Securities gains decreased $918,000. Noninterest expenses increased $892,000 including non-operating expenses of $748,000. Returns on average assets and average equity for the six months ended June 30, 1999 were 1.31% and 13.95%, compared to 1.20% and 11.87% for the same period a year earlier.

                                   Page -10-

Net interest Income

     During the first six months of 1999, net interest income on a fully taxable-equivalent basis decreased $115,000 from the same period in 1998 and totaled $18,780,000. The net interest margin decreased slightly from 5.21% in 1998 to 5.19% this year. Total average earning assets were virtually unchanged in 1999 when compared to last year. Of significance was a decrease in average loans outstanding and a corresponding increase in investment assets. The average rate earned in earning assets decreased 45 basis points in 1999. This was matched by a 46 basis point decrease in average rates paid for interest-bearing liabilities. The table below provides details of the changes in average balances, interst and rates for the first six months of 1999 compared to 1998.

AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES

SIX MONTHS ENDED                                                                   JUNE 30, 1999                   JUNE 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Average            Average      Average             Average
(AMOUNTS IN THOUSANDS)                                                   BALANCE  INTEREST     RATE      BALANCE   INTEREST     RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Short-term investments                                                 15,338      $398    5.23%       10,686       $228    4.30%
   Investment securities:
      Securities held-to-maturity                                          5,073       144    5.72%       12,342        329    5.38%
      Securities available-for-sale                                      190,433     6,053    5.41%      170,443      5,660    6.70%
   Mortgages held for sale                                                 4,867       162    6.71%        7,825        268    6.91%
   Loans (A)                                                             514,633    21,988    8.62%      529,905     23,930    9.11%
                                                                      ----------   -------    -----    ---------    -------    -----
      Total interest-earning assets                                      730,344    28,745    7.94%      731,201     30,415    8.39%

   Allowance for loan losses                                             (10,194)                        (10,984)
   Cash and due from banks                                                30,367                          35,069
   Other assets                                                           33,546                          33,799
                                                                      ----------                       ---------
Total Assets                                                            $784,063                        $789,085
                                                                        ========                        ========

LIABILITIES:
   Regular savings deposits                                             $156,835   $ 1,528    1.96%     $148,264  $   1,600    2.18%
   NOW account deposits                                                   84,818       580    1.38%       79,435        582    1.48%
   Money market deposits                                                   1,851        26    2.83%        7,104        104    2.95%
                                                                      ----------   -------             ---------    -------
      Total savings deposits                                             243,504     2,134    1.77%      234,803      2,286    1.96%
   Time deposits                                                         248,854     6,041    4.90%      294,637      8,005    5.48%
   Short-term borrowings                                                  44,551       883    4.00%       22,404        434    3.91%
   Long-term borrowings                                                   29,991       907    6.10%       25,900        795    6.19%
                                                                      ----------   -------             ---------    -------
      Total interest-bearing liabilities                                 566,900     9,965    3.54%      577,744     11,520    4.02%

   Demand deposits                                                       140,149                         135,309
   Other liabilities                                                       3,942                           5,418
                                                                      ----------                       ---------
      Total Liabilities                                                  710,991                         718,471
   Equity                                                                 73,072                          70,614
                                                                      ----------                       ---------
Total Liabilities & Equity                                              $784,063                        $789,085
                                                                        ========                        ========

Net interest income--FTE basis                                                    $18,780                          $18,895
Less adjustment for
     Tax-exempt income                                                               (328)                            (294)
                                                                                  -------                          -------
Net interest income                                                               $18,452                          $18,601
                                                                                  =======                          =======
Net interest margin                                                                           5.19%                            5.21%
Net interest spread                                                                           4.39%                            4.37%

(A) AVERAGE LOANS INCLUDE NONACCRUING LOANS.

                                   Page -11-

RATE/VOLUME ANALYSIS

     Changes in net interest income are divided into two components--the changes resulting from the changes in average balances of earning assets and interest-bearing liabilities (or "volume") and the changes in the rates earned or paid on those balances. The changes in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, have been allocated proportionately to the absolute values of the changes due to volume and rate. The following table is presented on an FTE basis.

                                   Page -12-

                                                                                                                 Change due to
                                                                                            Total                  CHANGE IN:
                                                                                         Increase                  ----------
(AMOUNTS IN THOUSANDS)                                                                 (DECREASE)               RATE          VOLUME
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Short-term investments                                                                   $    170          $     49         $   121
Securities held to maturity                                                                  (185)               21            (206)
Securities available for sale                                                                 393              (242)            635
Mortgages held for sale                                                                      (106)               (8)            (98)
Loans                                                                                      (1,942)           (1,289)           (653)
                                                                                           -------         ---------           -----
Total interest-earning assets                                                            $ (1,670)         $ (1,469)        $  (201)
                                                                                          --------          --------         -------

INTEREST PAID ON:
Regular savings deposits                                                                 $    (72)         $   (156)        $    84
NOW account deposits                                                                           (2)              (39)             37
Money market deposits                                                                         (78)               (4)            (74)
                                                                                         ---------         ---------        -------
     Total savings deposits                                                                  (152)             (199)             47
Time deposits                                                                              (1,964)             (853)         (1,111)
Short-term borrowings                                                                         449                10             439
Long-term borrowings                                                                          112               (12)            124
                                                                                         --------          ---------        -------
Total interest-bearing liabilities                                                         (1,555)           (1,053)           (502)
                                                                                         ---------         ---------        --------
Net interest income change                                                               $   (115)         $   (416)        $   301
                                                                                         =========         ========         =======


NONINTEREST INCOME

     Through the first six months of 1999, noninterest income totaled $4,489,000, compared to $4,983,000 reported for the same period in 1998. The major change was a $918,000 decrease in gains from the sale of investment securities. In 1998 the parent company recorded a gain of $898,000 from the sale of its own investment securities. Service charges, fees and commissions increased $172,000 or 8.5% to $2,206,000 in the first half of this year. The increase resulted from selected price increases and increased volume of services provided to our growing base of customers. Mortgage Banking revenues increased $292,000 or 21.4% and amounted to $1,659,000 for the six months ended June 30, 1999.

NONINTEREST EXPENSE

     Noninterest expenses amounted to $15,835,000 during the first half of 1999 compared to $14,943,000 for the same period in 1998. Included in these results were nonrecurring charges related to mergers and organizational restructurings. In 1999 charges included $525,000 related to the acquisition of NECB by Webster Financial Corp. and $828,000 related to the formation of a Passive investment corporation by NECB. Under current Connecticut state tax guidelines this structure provides NECB with significant tax benefits on an ongoing basis. In 1998 Olde Port incurred nonrecurring expenses of $190,000 related to its acquisition by NECB. When these expenses and those related to management and disposal of foreclosed properties and the amortization of goodwill are excluded core operating expenses are $14,101,000 in 1999 compared to $13,997,000 in 1998. The table below indicates the effect upon operating expenses, caused by nonrecurring expenses

(amounts in thousands)
     SIX MONTHS ENDED JUNE 30,            1999         1998          CHANGE
---------------------------------------------------------------------------
     Noninterest expenses                $15,835      $14,943         $892
     Less:
        Merger related expenses              525          190          335
        Restructuring                        828            0          828
        Sale of portfolio loans                0          715         (715)
        Foreclosed property expense          146         (114)         260
        Amortization of good will            235          195           40
                                             ---          ---           --
                           Subtotal        1,734          986          748
                                           -----          ---          ---
     Operating expense                   $14,101      $13,957         $144
                                         =======      =======         ====

                                   Page -13-

Using operating expenses, NECB's efficiency ratio for the six months ended June 30, 1999 is 61.5% compared to 59.4% for the six months ended June 30, 1998. This increase reflected the increased investment for a new banking center to serve the community of Hampton, New Hampshire and the operating costs of New England Community Mortgage Corp. which was formed in June, 1998.


                                   Page -14-

FINANCIAL CONDITION

    Total assets at June 30, 1999 were $808.4 million, an increase of $4.5 million from December 31, 1998. During the first half of 1999 loans outstanding increased $2.5 million to $518.5 million while other earning assets, principally the investment portfolio increased $6.9 million and non-earning assets decreased $4.9 million. The table below shows a comparison of loans outstanding at the start of this year and June 30, 1999. Our core business of serving the small business clients in our market area continues to expand. Commercial and financial loans rose $5.2 million while commercial real estate loans increased $13.6 million. Earlier this year NECB completed the sale of a credit card portfolio to the Texas Independent Bank. The $1.2 million portfolio, had belonged to South Windsor prior to its acquisition last year.

(Amounts in thousands)
                                         June 30,       December 31,
                                           1999             1998
--------------------------------------------------------------------
Commercial and financial              $   152,140       $   146,962
Real estate:
    Construction                           20,043            23,862
    Residential                           116,512           123,446
    Commercial                            189,758           176,139
Consumer                                   40,006            45,571
                                      -----------       -----------
Loans outstanding                     $   518,459       $   515,980

    Securities available for sale amounted to $204.5 million at June 30, 1999, an increase of $12.6 million since the start of the year. Securities held-to-maturity decreased $1.6 million from December 31, 1998 and ended the second quarter of 1999 at $4.1 million.

    At June 30, 1999 other real estate owned amounted to $1.6 million or 0.2% of total assets, virtually unchanged from the end of 1998. During the first half of the year, the Company acquired properties with a value of $649,000 through foreclosure and disposed of properties with a market value of $586,000.

    Total deposits, which constitute the principal funding source of the Company's assets, decreased $20.3 million from December 31, 1998 and amounted to $643.8 million at June 30, 1999. Seasonal deposit outflows typically reach maximum near the end of the first quarter and then increase moderately to mid-year. This year follows that pattern with Deposits declining to $635.0 million at March 31st. Short-term borrowings, primarily customer repurchase agreements, increased $21.9 million since the year began and stood at $56.9 million at June 30, 1999. NECB increased its long term borrowings $8.0 million during the first half of 1999 to $35.3 million at June 30, 1999.

    At mid-year total shareholders' equity stood at $69.6 million, a decrease of $3.8 million since the start of the year. Net income of $4.3 million, less the payment of the increased quarterly dividends of $0.24, per share added $2.7 million while $2.7 million was paid out to repurchase 135,500 shares of the Company's Common Stock under the buyback program announced in February. Finally, the change in the market value of investments available for sale resulted in a reduction in capital of $3.6 million.

SECURITIES HELD-TO-MATURITY

    Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $5.7 million at December 31, 1998 to $4.1 million at June 30, 1999.

                                   Page -15-

                                                                           JUNE 30, 1999                         DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                            Amortized
                                                                            Cost           Fair                  Cost           Fair
(AMOUNTS IN THOUSANDS)                                                     BASIS          VALUE                 BASIS          VALUE
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                  $     500      $     501                $1,899         $1,914
Debt securities issued by states and
    political subdivisions of the states                                   2,838          2,890                 2,813          2,969
Mortgage-backed securities                                                   519            513                   672            678
Other debt securities                                                        265            267                   265            270
                                                                       ---------      ---------             ---------      ---------
                                                                       $   4,122         $4,171                $5,675         $5,831
                                                                       =========         ======                ======         ======


SECURITIES AVAILABLE-FOR-SALE

    Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity.

                                                                                JUNE 30, 1999                   DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                            Amortized
                                                                            Cost           Fair                  Cost           Fair
(AMOUNTS IN THOUSANDS)                                                     BASIS          VALUE                 BASIS          VALUE
------------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                                          $ 16,993       $ 17,348             $  29,826      $  30,369
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                   98,438         96,163               102,029        102,937
Debt securities issued by states and
   political subdivisions of states                                     13,067         12,833                13,186         13,417
Corporation debt securities                                             18,432         18,013                10,610         10,727
Asset-based securities                                                                                          986          1,019
Mortgage-backed securities                                              61,272         60,155                32,950         33,398
                                                                      --------       --------              --------       --------
                                                                      $208,202       $204,512              $189,587       $191,867
                                                                      ========       ========              ========       ========


NONPERFORMING ASSETS

     Nonperforming assets ("NPAs") are assets on which income recognition, in the form of principal and/or interest, has either ceased or is limited, thereby reducing the Company's earnings. Maintaining a low level of NPAs is important to the ongoing success of NECB. The Company's comprehensive credit review and approval process is critical to the ability to minimize NPAs on a long-term basis. In addition to the negative impact on net interest income and credit losses, NPAs also increase operating expenses due to the costs associated with collection efforts.

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

                                   Page -16-

(Amounts in thousands)
                                                                                    JUNE 30, 1999                   DECEMBER 31,1998
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                        $   6,524                         $   5,340
OREO                                                                                        1,641                             1,636
                                                                                        ---------                         ---------
Total nonperforming assets                                                              $   8,165                         $   6,976
                                                                                        =========                         =========

Loans past due in excess of ninety days and accruing interest                           $     209                         $     977

Activity in Nonperforming Assets
(Amounts in thousands)

SIX MONTHS ENDING JUNE 30,                                                                                     1999         1998(A)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998 and 1997                                                                                   $7,241          13,034
    Additions                                                                                                 4,528           1,671
    Reductions:
      Payments                                                                                               (2,438)           (821)
      Charge-offs and writedowns                                                                               (345)         (3,602)
      Loans returned to accruing status                                                                        (235)           (323)
      Sales                                                                                                    (586)         (2,774)
                                                                                                          ---------       ---------
Ending Balance, June 30, 1999 and 1998                                                                    $   8,165       $   7,185
                                                                                                          =========       =========

(a) The unusually large decrease in nonperforming assets was primarily to the bulk sale in March 1998.

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

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended June 30, 1999 and 1998. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

                                   Page -17-

(In thousands)
SIX MONTHS ENDED JUNE 30,                                 1999         1998
----------------------------------------------------------------------------
Balance beginning of period                             $10,092      $12,081
Provisions charged to operations                            333          805
Recoveries on loans previously charged-off                  369          430
Charge-offs taken in conjunction with bulk
  loan sale (i.e., specific allocated reserves)                       (1,392)
Loans charged-off                                          (512)      (1,756)
                                                        -------      -------
Balance end of period                                   $10,282      $10,168
                                                        =======      =======

CAPITAL

    The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

    As of June 30, 1999, the Company exceeded all regulatory capital ratios and each of the banking subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for June 30, 1999 and 1998 were:

                               MINIMUM LEVEL        1999          1998
                               -------------        ----          ----
Total Risk-Based...............      8%            13.2%         14.5%

Tier 1 Risk-Based..............      4%            11.9%         13.2%

Leverage.......................      4%             8.6%          9.1%


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

YEAR 2000 READINESS

    In preparation for December 31, 1999, the Company has developed a Year 2000 Plan (the "Plan") which has been approved by Senior management and the Boards of Directors of NECB and each of its subsidiaries. The Plan was developed using the guidelines outlined in a report by the Federal Financial Institutions Examination Council (FFIEC), The Effect of Year 2000 on Computer Systems. The Company assigned responsibility for the Plan to the Year 2000 Coordinator who reports to the Board of Directors. The Coordinator chairs a committee of key managers providing constant oversight to the process of Year 2000 readiness. The committee reviews all actions related to the implementation of the Plan. The Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000.

     The Company is reliant on both in-house and third party vendors for its computer output and processing, as well as other significant functions and services (e.g., securities safekeeping services, securities pricing information, etc.). The Coordinator completed an inventory and assessment of all of the Company's mission critical systems and completed both the renovation and testing phases of the project. In terms of the third party vendors, the Year 2000 Coordinator is continuing to work with those to assess and test their Year 2000 readiness. Management presently believes that these vendors are taking appropriate steps to modify existing software and hardware to ensure that critical systems will function properly. The most significant hurdle the Company has encountered in verifying and testing all mission critical

                                   Page -18-
third parties is the limited ability the Company has to independently test the preparedness of its telephone system and electric power providers. The Company has identified 67 mission critical (without which the Company cannot operate) and necessary (applications that the Company can use for a moderate amount of time without requiring Year 2000 compliance) applications operated by third party vendors. The list is reviewed regularly to include new applications or remove unnecessary applications. Of such mission critical and critical applications, the Company has been informed that substantially all are Year 2000 compliant. While the Company has received assurances from these third party vendors as to compliance, their assurances are not guarantees and may not be enforceable. Many of the Company's existing older contracts with the vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not actually Year 2000 compliant, the Company's recourse may be limited.

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

    The Year 2000 readiness also affects a certain limited number of the Company's customers, particularly in the areas of access to funds and additional expense incurred to achieve compliance. The Company has adopted a plan for evaluating and assessing the level of Year 2000 preparedness of its large or commercial credit customers. While no assurance can be given that the Company's customers will be Year 2000 compliant, management has taken steps to verify that they are adequately addressing or that they are not faced with material Year 2000 Problems. The Company's credit risk related to the Year 2000 Problem is mitigated by the fact that only a few of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that some borrowers do experience problems or delays in becoming Year 2000 compliant. The Company has already begun to assess and make accommodations for addressing the liquidity concerns that our regulators have raised. These plans may include the off-site retention of extra cash, lines of credit, and additional liquid investment vehicles to provide the ability to maintain smooth operations in the event of abnormal withdrawals of funds by consumers concerned with the effect of the Year 2000. In addition, the Company has embarked on an extensive consumer education and awareness program regarding the Company's state of preparedness. The program includes multiple correspondence and communication pieces, in-branch materials and the like. The Company has its own company-wide Year 2000 contingency plan. The Company has had a comprehensive business interruption and disaster recovery contingency plan for many years. The plan is continually updated. The Company has developed even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Company to maintain and/or resume normal operations in the event of any failure in mission critical or critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems, and other methods to ensure the Company's ability to continue to operate.

    The direct costs of modifications to the existing software and hardware, staffing, customer awareness and other issues for completing the Year 2000 project have been and will continue to be expensed as incurred.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including those contained in this Item 1, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to: changes in interest rates, regulation, competition and the local and regional economy.

                                   Page -19-

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


                                   Page -20-

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


                                             NEW ENGLAND COMMUNITY BANCORP, INC.
                                             -----------------------------------


Date:  August 14, 1999          By:
                                    --------------------------------------------
                                    Anson C. Hall
                                    Vice President and Treasurer

                                   Page -21-