Form 10-Q/A
period 1999-06-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-09-03
CIK 752324

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

The total number of pages in this report is 5.

                       NEW ENGLAND COMMUNITY BANCORP, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

     Part I.    FINANCIAL INFORMATION                                         3

     Item 1.    Financial Statements:

                Consolidated Statement of Cash flows--

                      Six months ended June 30, 1999 and 1998 (corrected)     4

                SIGNATURES                                                    5




















                                    Page -2-

Form 10-Q, Quarterly Report
New England Community Bancorp, Inc.
Commission File No. 0-14550

     New England Community Bancorp, Inc. ("NECB") hereby amends its Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999 and dated August 14, 1999.


Part I---FINANCIAL INFORMATION

     In the original filing of NECB's quarterly report on Form 10-Q, (made on August 16, 1999), a line in the consolidated statement of cash flows was omitted. The line item captioned "Repuchases of common stock for Treasury" reporting the outflow of $2,681 (thousand) for the period ended June 30, 1999 was not shown in the financing activities section of this statement. All subtotals and totals shown on this report were correct as presented.

     Consequently, NECB hereby amends PART I, Item 1 in the quarterly report on form 10-Q by submitting corrected consolidated Statement of Cash Flows as included herein.










                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Thousands of dollars)                                                                               Six Months Ended
                                                                                                        June 30,
                                                                                             1999                  1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                            $4,345                $4,625
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                            714                   698
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                      58                  (253)
       Securities losses (gains), net                                                        (499)               (1,417)
       Accretion of discounts and amortization of premiums on bonds, net                      (22)                   54
       Amortization of goodwill and other intangibles                                         235                   195
       Provision for possible loan losses                                                     333                   805
       Loss on sale of portfolio loans, net                                                                         715
       (Increase) decrease in assets, net                                                   3,313                (2,200)
       Decrease (increase) in loans held-for-sale                                             991                (4,755)
       (Decrease) increase in liabilities, net                                             (1,325)                  273
                                                                                        ---------             ---------
              Net cash provided by (used for) operating activities                          8,143                (1,260)
                                                                                        ---------             ---------

FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing accounts                                         (14,020)               (6,140)
     Net decrease in interest-bearing accounts                                             (6,274)              (14,855)
     Net increase in short-term borrowings                                                 21,940                 7,734
     Net increase in long-term borrowings                                                   7,973                 7,289
     Proceeds from issuance of common stock                                                  (139)                  413
     Repurchases of common stock for treasury                                              (2,681)
     Cash dividends paid                                                                   (1,537)               (1,037)
                                                                                        ---------             ---------
              Net cash used for financing activities                                        5,262                (6,596)
                                                                                        ---------             ---------

INVESTING ACTIVITIES:
     Loans originated, net of principal collections                                        (3,684)               (1,614)
     Decrease in interest-bearing time deposits                                                99                    87
     Proceeds from sale of portfolio loans                                                                       10,157
     Purchases of securities available-for-sale                                           (67,375)              (53,122)
     Proceeds from sales of securities available-for-sale                                   2,042                18,884
     Proceeds from maturities of securities available-for-sale                             45,797                28,289
     Proceeds from maturities of securities held-to-maturity                                1,553                 2,039
     Proceeds from sales of other real estate owned                                           586                 2,774
     Purchases of premises and equipment, net                                              (1,755)                 (803)
     Sales of premises and equipment                                                            6                    49
     Capitalization of expenditures on other real estate owned                                                     (342)
                                                                                        ---------             ---------
              Net cash provided by (used for) investing activities                        (22,731)                6,398
                                                                                        ---------             ---------
     Decrease in cash and cash equivalents                                                 (9,326)               (1,458)
     Cash and cash equivalents, beginning of period                                        52,844                61,030
                                                                                        ---------             ---------
     Cash and cash equivalents, end of period                                            $ 43,518              $ 59,572
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


                                      NEW ENGLAND COMMUNITY BANCORP, INC.
                                      -----------------------------------



Date:  September 2, 1999              By:
                                           -------------------------------
                                           Anson C. Hall
                                           Vice President and Treasurer







                                    Page -5-