Form 10-Q
period 1999-09-30
NEW ENGLAND COMMUNITY BANCORP INC
filed 1999-11-12
CIK 752324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended September 30, 1999       Commission File Number 0-14550



                       NEW ENGLAND COMMUNITY BANCORP, INC.
                       -----------------------------------

                       DELAWARE                 06-1116165



                                OLD WINDSOR MALL
                                  P.O. BOX 130
                           WINDSOR, CONNECTICUT 06095


                            Telephone: (860) 610-3600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
YES___X___         NO_______



The number of shares of common stock of the registrant outstanding as of October 31, 1999 was 6,935,311.







The total number of pages in this report is 19.


                                    Page -1-

               NEW ENGLAND COMMUNITY BANCORP, INC.

                        TABLE OF CONTENTS

 Part I.        FINANCIAL INFORMATION                                                                               Page No.
 Item 1.        Financial Statements:

                Consolidated Balance Sheets--September 30, 1999 (unaudited) and
                December 31, 1998                                                                                          3

                Consolidated Statements of Income--three and nine months ended September 30, 1999
                and 1998 (unaudited)                                                                                       4

                Consolidated Statements of Cash Flows--nine months ended September 30, 1999
                and 1998 (unaudited)                                                                                       5

                Notes to Consolidated Financial Statements                                                                 6

 Item 2.        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                      7


Part II.        OTHER INFORMATION                                                                                         16
 Item 1.        Legal Proceedings                                                                                         16
 Item 2.        Changes in Securities                                                                                     16
 Item 3.        Defaults Upon Senior Securities                                                                           16
 Item 4.        Submission of Matters to a Vote of Security Holders                                                       16
 Item 5.        Other Information                                                                                         16
 Item 6.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                           17

                SIGNATURES                                                                                                18


                                    Page -2-

                          Part I--FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             September 30,            December 31,
                                                                                                      1999                    1998
(thousands of dollars)                                                                         (Unaudited)

ASSETS:
     Cash and due from banks                                                                   $    36,737             $    39,279
     Short-term investments                                                                          5,849                  12,080
     Federal funds sold                                                                             19,750                   1,485
                                                                                               -----------             -----------
        Cash and cash equivalents                                                                   62,336                  52,844
     Interest bearing deposits with banks                                                              595                     694
     Securities held-to-maturity                                                                     4,207                   5,675
     Securities available-for-sale                                                                 185,992                 191,867
     Federal Home Loan Bank stock, at cost                                                           5,020                   4,881

     Loans outstanding                                                                             516,618                 515,980
        Less: allowance for possible loan losses                                                   (10,204)                (10,092)
                                                                                               -----------             -----------
           Net loans                                                                               506,414                 505,888
     Loans held-for-sale                                                                             2,937                   7,721
     Premises and equipment                                                                         13,181                  13,932
     Other real estate owned                                                                         1,680                   1,636
     Goodwill                                                                                        4,552                   4,847
     Other assets                                                                                   25,712                  13,902
                                                                                               -----------             -----------
Total Assets                                                                                   $   812,626             $   803,887
                                                                                               ===========             ===========

LIABILITIES:
     Deposits:
        Noninterest bearing                                                                    $   142,434             $   160,876
        Interest bearing                                                                           469,147                 503,202
                                                                                               -----------             -----------
           Total deposits                                                                          611,581                 664,078
     Short-term borrowings                                                                         101,117                  34,848
     Long-term debt                                                                                 25,585                  27,279
     Other liabilities                                                                               3,184                   4,332
                                                                                               -----------             -----------
Total Liabilities                                                                                  741,467                 730,537

SHAREHOLDERS' EQUITY:
     Common stock, $0.10 par value, authorized 20,000,000 shares:
       September 30, 1999,  7,064,000 outstanding;
       December 31, 1998,  7,031,000 outstanding                                                       706                     703
     Additional paid-in capital                                                                     61,614                  61,811
     Retained earnings                                                                              14,060                   9,452
     Treasury Stock -September 30, 1999, 136,000 shares                                             (2,681)
     Net unrealized gain (loss) on securities available-for-sale                                    (2,540)                  1,384
                                                                                               -----------             -----------
Total Shareholders' Equity                                                                          71,159                  73,350
                                                                                               -----------             -----------
Total Liabilities & Shareholders' Equity                                                       $   812,626             $   803,887
                                                                                               ===========             ===========

        The accompanying notes are an integral part of these statements.



                                    Page -3-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                   CONSOLIDATED INCOME STATEMENTS (Unaudited)

                                                                             Nine Months Ended                 Three Months Ended
                                                                                September 30,                      September 30,
(thousands of dollars; except per share data)                               1999             1998              1999             1998
====================================================================================================================================
INTEREST INCOME:
     Loans, including fees                                             $  33,124        $  36,027           $10,974          $11,829
     Securities:
         Taxable interest                                                  7,651            8,192             2,614            2,727
         Interest exempt from federal income taxes                           551              339               185              200
         Dividends                                                           811              138               250               47
     Federal funds sold and other interest                                   620              327               317               99
                                                                       ---------        ---------          --------          -------
         Total interest income                                            42,757           45,023            14,340           14,902

INTEREST EXPENSE:
     Deposits                                                             12,074           15,229             3,899            4,938
     Borrowed funds                                                        3,007            1,984             1,217              755
                                                                       ---------        ---------          --------          -------
         Total interest expense                                           15,081           17,213             5,116            5,693

Net interest income                                                       27,676           27,810             9,224            9,209
Provision for possible loan losses                                           478            1,192               145              387
                                                                       ---------        ---------          --------          -------
Net interest income after provision for possible loan losses              27,198           26,618             9,079            8,822

NONINTEREST INCOME:
     Service charges, fees and commissions                                 3,304            3,047             1,098            1,013
     Investment securities gains, net                                        (67)           1,504              (566)              87
     Mortgage banking revenues                                             2,312            2,280               653              913
     Other                                                                   193              211                68               46
                                                                       ---------        ---------          --------          -------
         Total noninterest income                                          5,742            7,042             1,253            2,059

NONINTEREST EXPENSE:
     Salaries and employee benefits                                       11,546           11,749             3,708            3,942
     Occupancy                                                             2,196            2,086               717              675
     Furniture and equipment                                               1,500            1,474               473              487
     Outside services                                                      1,129            1,571               349              573
     Postage and supplies                                                    923              854               275              242
     Losses, writedowns, expenses - other real estate owned                  168             (100)               22               14
     Amortization of goodwill                                                354              294               119               99
     Loss on sale of portfolio loans                                                          715
     Mergers & restructuring provisions                                      600            3,593                75            3,593
     Other                                                                 4,458            3,082             1,301              750
                                                                       ---------        ---------          --------          -------
         Total noninterest expense                                        22,874           25,318             7,039           10,375
                                                                       ---------        ---------          --------          -------
Income before taxes                                                       10,066            8,342             3,293              506
Income taxes                                                               3,477            3,637             1,049              426
                                                                       ---------        ---------          --------          -------
Net Income                                                             $   6,589        $   4,705          $  2,244          $    80
                                                                       =========        =========          ========          =======

Net income per share--Basic                                            $    0.95        $    0.67          $   0.32          $  0.01
Net income per share--Diluted                                          $    0.93        $    0.65              0.32          $  0.01

Weighted average shares of Common Stock outstanding--Basic                 6,940            7,046             6,915            7,038
Weighted average shares of Common Stock outstanding--Diluted               7,218            7,218             7,106            7,147

        The accompanying notes are an integral part of these statements.



                                    Page -4-

                       NEW ENGLAND COMMUNITY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
(thousands of dollars)                                                                                   1999                  1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income                                                                                     $   6,589             $   4,705
     Adjustment for noncash charges (credits):
       Provision for depreciation and amortization                                                        786                 1,173
       Losses from sale or disposal and provisions to reduce the carrying value
          of other real estate owned, net                                                                 105                  (257)
       Securities gains, net                                                                              (67)               (1,504)
       Accretion of discounts and amortization of premiums on bonds, net                                  (72)                  189
       Amortization of goodwill and other intangibles                                                     354                   294
       Provision for possible loan losses                                                                 478                 1,192
       (Gain) loss on sale of portfolio loans, net                                                                              715
       (Increase) decrease other assets, net                                                           (7,485)               (1,479)
       Decrease (increase) in loans held-for-sale                                                      (4,784)               (7,033)
       (Decrease) increase in accrued interest payable and other liabilities, net                      (1,009)               (1,182)
                                                                                                    ---------             ---------
              Net cash provided by (used for) operating activities                                      4,463                (3,187)

FINANCING ACTIVITIES:
     Net decrease in noninterest-bearing accounts                                                     (18,442)               (8,020)
     Net decrease in interest-bearing accounts                                                        (34,055)              (29,333)
     Net increase in short-term borrowings                                                             66,269                10,522
     Net increase (decrease) in long-term borrowings                                                   (1,694)                7,340
     Proceeds from issuance of common stock                                                                                     437
     Purchases of common stock for treasury                                                            (2,681)
     Cash dividends paid                                                                               (2,524)               (1,595)
                                                                                                    ---------             ---------
              Net cash used for financing activities                                                   (6,873)              (20,649)

INVESTING ACTIVITIES:
     Loans originated, net of principal collections                                                    (2,358)               (2,604)
     Proceeds from sale of portfolio loans                                                                                   11,988
     Net (increase) decrease in interest-bearing time deposits                                             99                   (99)
     Purchases of Federal Home Loan Bank Stock                                                           (139)
     Purchases of securities available-for-sale                                                       (80,082)              (70,773)
     Proceeds from sales of securities available-for-sale                                              11,994                21,355
     Proceeds from maturities of securities available-for-sale                                         67,038                41,591
     Proceeds from maturities of securities held-to-maturity                                            1,468                 4,701
     Proceeds from sales of other real estate owned                                                       693                 3,123
     Purchases of premises and equipment, net                                                            (529)               (1,755)
     Sales of premises and equipment                                                                                             49
     Capitalization of expenditures on other real estate owned                                            (28)                 (275)
                                                                                                    ---------             ---------
              Net cash provided by (used for) investing activities                                     (1,844)                7,301
                                                                                                    ---------             ---------
     Increase (decrease) in cash and cash equivalents                                                   9,492               (16,535)
     Cash and cash equivalents, beginning of period                                                    52,844                61,315
                                                                                                    ---------             ---------
     Cash and cash equivalents, end of period                                                       $  62,336              $ 44,780
                                                                                                    =========              ========

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



                                    Page -6-

NOTE 3 - DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Schedule of noncash investing and financing activities:
     Loans charged off, net of recoveries                                  $366                $2,981
     Real estate acquired through foreclosure                               814                 1,331
     Income tax paid                                                      3,793                 3,097
     Interest paid                                                       13,766                14,612

                          Part I--FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RECENT EVENTS

     On June 30, 1999, NECB Board of Directors approved an agreement and plan of merger with Webster Financial Corp., Waterbury, Connecticut. Shareholders of record September 24, 1999 were sent a proxy on or about October 4, 1999. At the special meeting of shareholders held November 9, 1999 a majority of the outstanding voting shares of NECB voted in favor of the proposed transaction. Pending final approval from the Office of Thrift Supervision, the transaction is expected to be completed before year-end.

OVERVIEW

     The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations--with net interest income providing the majority of the Company's revenues. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest revenue is primarily derived from service charges, fees and commissions related to deposit accounts and the Company's serviced loan portfolio. As noted in Note 2 above, the acquisitions of Olde Port and South Windsor were accounted for as poolings of interests. As such, all prior period results have been restated as though the companies had been combined as of the earliest periods presented.

     NECB reported net income for the quarter ended September 30, 1999 of $2,244,000 or $$0.32 per share (diluted). While this is an increase of $2,164,000 from the $80,000 or $0.01 per share reported in the third quarter of 1998, several special actions occurred to create this unusual result. In 1998 the Company incurred a significant merger related charge and in 1999 selected fixed rate investments were sold at a loss. Adjusted to exclude these actions and their related tax affect, net income for the quarter is $2,659,000 or $0.37 per share (diluted) compared to $2,707,000, or $0.38 per diluted share, reported in the same quarter of 1998. This is a decrease of $48,000 or 2%.

     The onetime charges in 1998 related to the acquisitions of Olde Port and South Windsor amounted to $2,627,000, net of related tax benefits. Charges to net income for mergers and acquisitions result from post-closing restructuring costs and costs associated with completing the transactions--including fees paid to advisors, attorneys and expenses related to proxy and registration statements. For the third quarter of 1999, special charges were $340,000 from the sale of investments and $75,000 related to the pending acquisition, net of related tax benefit. These events are summarized below:

(Amounts in thousands)

Quarter-ended September 30,                                               1999              1998
-------------------------------------------------------------------------------------------------
  Results as reported.........................................        $    2,244       $       80
    Plus:
          loss from sale of bonds (net of related tax benefit)               340
          merger related charges (net of related tax benefit)                 75            2,627
                                                                      ----------       ----------
      Net income from operations..............................        $    2,659       $    2,707
                                                                      ==========       ==========


     Through the first nine months of 1999, returns on average assets and average equity for the nine months ended September 30, 1998 were 1.24% and 13.66%, respectively, compared to 1.15% and 12.22%, respectively, for the same period a year earlier. Including the onetime charges, net income amounted to $4,705,000, or $0.65 per diluted share, compared to $4,769,000, or $0.69 per diluted share, during the same period last year.

     During the first nine months of 1999, net interest income on a fully taxable-equivalent basis totaled $28,121,000 compared to $28,162,000 in 1998. Provisions for loan losses were reduced to $478,000 from $1,192,000 during the same period in 1998.



                                    Page -7-

Noninterest income decreased $1,300,000, from the previous year's total, and amounted to $5,742,000. Gains from the sale of securities which amounted to $1,504,000 in 1998 were replaced by a modest loss of $67,000 for the first nine months of 1999. Mortgage banking revenues rose a modest $32,000 thus far in 1999 while core banking fees increased a strong 8.4% or $257,000. Noninterest expense totaled $22,874,000 in 1999 compared to $25,318,000 in 1998. The decrease primarily resulted from decrease in merger and acquisition charges in 1999. These charges amounted to $3,593,000 in 1998 and $600,000 in 1999. An $828,000
charge was taken early in 1999 related to the formation of a Passive Investment Corporation. This expense has been offset by a reduction in provisions for Connecticut state income tax through September 30, 1999.

     Total assets at September 30, 1999 were $812,626,000 compared to $803,887,000 at December 31, 1998. Loans outstanding at September 30, 1999 amounted to $516,618,000 compared to $515,980,000 at December 31, 1998. Total deposits amounted to $611,581,000 at September 30, 1999 compared to $664,078,000 at December 31, 1998. Short-term borrowings (primarily repurchase agreements and advances from the Federal Home Loan Bank) increased substantially totaling $101,117,000 compared to $34,848,000 at December 31, 1998.

     Shareholders' equity increased $2,191,000 from $73,350,000 at December 31, 1998 to $71,159,000 at quarter-end. At September 30, 1999, the ratio of equity to total assets equaled 8.76%. When goodwill resulting from the Equity Bank, Manchester State Bank and Community Bank acquisitions is excluded, tangible equity capital is reduced to $66,607,000,or 8.24% of total assets. The resulting tangible book value per share amounted to $9.61 at September 30, 1999 compared to $9.74 at December 31, 1998. The stock repurchase program conducted in the first quarter of 1999 resulted in a $0.20 per share reduction in net book value.


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The provisions for possible loan losses in the third quarter of 1999 were $145,000 compared to $387,000 in the comparable period in 1998. Despite this reduction in provisions, the allowance for loan losses increased $112,000 during the first nine months of 1999. The absence of overall growth in the loan portfolio and the high quality of the loan portfolio lessened the need for additional funding. The ratio of nonperforming assets to total assets equaled 1.07% of total assets at September 30, 1999 compared to 0.87% a year earlier.

     Noninterest income declined in the third quarter of 1999 and totaled $1,253,000 compared to $2,059,000 in the third quarter of 1998. The $806,000 decrease resulted primarily resulted from the $566,000 loss from the sales of investment securities and $260,000 decrease in mortgage banking revenues. The securities losses resulted when management sold selected lower yielding fixed rate bonds to invest the proceeds in higher yielding investments currently available in the market. This followed the recent rise in market interest rates following the actions of the Federal Open Markets Committee to increase short term rates 25 basis points on two occasions recently. The higher yielding investments are expected to increase future interest revenues by more than the loss incurred. Mortgage banking revenues decreased following the announcement of the merger with Webster Financial as borrowers showed a reluctance to apply for credit with the change pending. This slowdown was followed quickly by the loss of several key origination staff which further added to the slowdown. Core banking fees increase $85,000 during the quarter reflecting continued growth in sale of commercial banking services.

     Noninterest expense totaled $7,039,000 in the third quarter of 1999 compared to $10,375,000 in 1998. The $3,336,000 decrease is largely from the absence of major merger and acquisition charges in 1999. Gross acquisition-related expense totaled $3,593,000 in the quarter ended September 30, 1998 compared to $75,000 in same period this year. Excluding these charges, and other non-operating transactions such as the costs of OREO property ownership and the loss resulting from the sale of fixed rate bonds, NECB's efficiency ratio equaled 61.1% for the third quarter of 1999 compared to 59.2% for the same period in 1998. The efficiency ratio measures how much a dollar of revenue costs to produce.

     For the three months ended September 30, 1999, the Company reported net income of $2,244000, or $0.32 per diluted share, compared to $80,000, or $0.01 per diluted share, for the same period of 1998.


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



                                    Page -8-

(Amounts in thousands)

Three Months Ended September 30,                                              1999             1998             % Change
------------------------------------------------------------------------------------------------------------------------
Interest income (financial statements)                                      $ 14,340         $ 14,902            (3.8%)
Tax equivalent adjustment                                                        117              148           (20.9%)
                                                                            --------         --------
  Total interest income (on an FTE basis)                                     14,457           15,050            (3.9%)
Interest expense                                                              (5,116)          (5,693)          (10.1%)
                                                                            --------         --------
Net interest income (on an FTE basis)                                       $  9,341         $  9,357            (1.7%)
                                                                            ========         ========

     For the third quarter of 1999, net interest income on an FTE basis was $9,341,000, a 1.7% decrease over the $9,357,000 in the comparable period in 1998. NECB faced intense pressure to reduce interest rates on both new and existing loans throughout much of 1999. The impact upon the third quarter of 1999 was minimized by increasing the use of low cost borrowed funds and expanding the size of the investment portfolio resulting virtually no change in the net interest income for the period compared to the year earlier. .

     The net interest margin is the ratio of net interest income, expressed on on fully taxable equivilent basis, and average earning assets for the period measured. As shown in the table below, the margin for the quarter ended September 30, 1999 decreased to 4.96% from 5.23% in 1998. The yield on the loan portfolio decreased 0.72% to 8.36% in the quarter ended September 30, 1999 compared to 9.08% for the same period a year ago. The average yield on the Company's available-for-sale investments also decreased, to 6.13% from 6.78% last year. The average rate paid on interest-bearing liabilities decreased 57 basis points and equaled 3.47% for the quarter ended September 30, 1999 compared to 4.04% a year earlier.

CONSOLIDATED AVERAGE BALANCES/INTEREST EARNED OR PAID/RATES

Three Months Ended                                                            September 30, 1999              September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Average            Average      Average             Average
(Amounts in thousands)                                                   Balance  Interest     Rate      Balance   Interest     Rate
ASSETS:
   Money market investments                                            $ 15,742       222     5.58%    $ 16,946    $   229     5.36%
   Investment securities
      Held-to-maturity                                                    2,987        58     7.76        6,523        128     7.79
      Available-for-sale                                                207,433     3,203     6.13      167,618      2,864     6.78
   Mortgages held for sale                                                4,974        91     7.26        7,890        130     6.54
   Loans (A)                                                            516,253    10,883     8.36      511,185     11,699     9.08
                                                                       --------   -------              --------    -------
      Total interest-earning assets                                     747,389    14,457     7.67%     710,162     15,050     8.41

   Allowance for loan losses                                            (10,212)                         (9,658)
   Cash and due from banks                                               30,768                          39,657
   Other assets                                                          35,128                          38,176
                                                                       --------                        --------
Total Assets                                                           $803,072                        $778,337
                                                                       ========                        ========

LIABILITIES:
   Regular savings deposits                                            $150,823      $802     2.11%    $160,693    $   959    2.37%
   NOW account deposits                                                  85,857       197     0.91       66,696        200    1.19
   Money market deposits                                                    691         6     3.45        2,052         13    2.51
                                                                       --------   -------              --------    -------
      Total savings deposits                                            237,370     1,005     1.68      229,441      1,172    2.03
   Time deposits                                                        240,949     2,894     4.77      275,064      3,766    5.43
   Short-term borrowings                                                 53,590       445     3.29       25,950        312    4.77
   Long-term borrowings                                                  52,514       772     5.83       28,140        443    6.25
                                                                       --------   -------              --------    -------
      Total interest-bearing liabilities                                584,422     5,116     3.47      558,595      5,693    4.04
   Demand deposits                                                      145,375                         136,936
   Other liabilities                                                      3,242                           9,425
                                                                       --------                        --------
      Total Liabilities                                                 733,039                         704,946
   Equity                                                                70,033                          73,391
                                                                       --------                        --------
Total Liabilities & Equity                                             $803,072                        $778,337
                                                                       ========                        ========

Net interest income--FTE basis                                                      $9,341                         $ 9,357
                                                                                    ======                         =======
Net interest margin                                                                           4.96%                           5.23%
Net interest spread                                                                           4.20%                           4.36%

(A) AVERAGE LOANS INCLUDE NONACCRUING LOANS.



                                    Page -9-

RATE/VOLUME ANALYSIS

Changes in net  interest  income are divided  into two  components--the  changes resulting from the changes in average balances of earning assets and interest-bearing liabilities (or "volume") and the changes in the rates earned or paid on those balances. The changes in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, have been allocated proportionately to the absolute values of the changes due to volume and rate. The following table, which compares the three months ended September 30, 1999 to September 30, 1998, is presented on a FTE basis.

                                                                                                                 Change due to
                                                                                            Total                  Change in:
                                                                                         Increase         --------------------------
(amounts in thousands)                                                                 (Decrease)               Rate          Volume
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
Money market investments                                                                $     (7)         $      9          $   (16)
Investment securities
     Held to maturity                                                                        (70)               (1)             (69)
     Available for sale                                                                      339              (344)             683
Mortgages held for sale                                                                      (39)                9              (48)
Loans                                                                                       (816)             (933)             117
                                                                                        ---------         --------          -------
Total interest-earning assets                                                               (593)           (1,260)             667

INTEREST PAID ON:
Regular savings deposits                                                                $   (157)         $    (99)         $   (58)
NOW account deposits                                                                          (3)              (61)              58
Money market deposits                                                                         (7)                2               (9)
                                                                                        --------          --------          -------
     Total savings deposits                                                                 (167)             (158)              (9)
Time deposits                                                                               (872)             (408)            (464)
Short-term borrowings                                                                        133              (201)             334
Long-term borrowings                                                                         329               (55)             384
                                                                                        --------          ---------         -------
Total interest-bearing liabilities                                                          (577)             (822)             245
                                                                                        ---------         ---------         -------
Net interest income change                                                              $    (16)         $   (438)         $   422
                                                                                        =========         =========         =======


NONINTEREST INCOME

     For the quarter ended September 30, 1999, noninterest income amounted to $1,253,000, a decrease of $806,000 compared to the third quarter in 1998. The change was largely the result of a $566,000 loss incurred on the sale of fixed rate investments. This followed recent increases in market rates for such bonds. The cash provided from the sales can be reinvested at higher current rates and will result in increased earnings in future periods. New England Community Mortgage Corp., a wholly owned subsidiary of New England Bank experienced a significant reduction in volume of mortgages produced following the announcement of the pending merger with Webster Bank. This reduced volume decreased mortgage revenues $250,000 to $653,000 for the quarter. Core banking fees rose $85,000 or 8% principally on increased sales of commercial banking services.


NONINTEREST EXPENSE

     Noninterest expenses amounted to $7,039,000 during the third quarter of 1999. This is a $3,336,000 decrease, or 32%, over $10,375,000 reported during the same quarter in 1998. Of this decrease, $3,518,000 is related to charges for mergers and acquisitions. Excluding these charges, noninterest expenses increased $182,000, or 2.6%, over the quarter ended September 30, 1998.


RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999

     Through the first nine months of 1999, NECB reported net income of $6,589,000 or $0.95 diluted share, an increase of $1,884,000 compared to $4,705,000 or $0.67 per diluted share for the same period last year. These two periods were afffected by special events not ordinarily included in bank operations. As the following table shows, when these transactions are excluded he net operating income through September 30, 1999 is $7,529,000, an increase of $197,000 or 2.7% from the previous year.


                                   Page -10-

         Nine months ended September 30,                         1999              1998
         ---------------------------------------------------------------------------------
                  Net income                                  $ 6,589           $ 4,705
                  Acquisition Charges                                             2,627
                  Merger with Webster                             600
                  Bond Sale                                       340
                                                              -------           -------
                  Net operating income                        $ 7,529           $ 7,332
                                                              =======           =======

Earning per share - Diluted                                   $  1.04           $  1.02


The increase in net income and earnings per share reflected in this analysis during the first nine months of 1999 includes the new revenues and cost savings achieved in conjunction with the Company's acquisitions and strong growth in noninterest income. In particular, gains from the sale of mortgage loans and gains from investment securities rose sharply compared to the previous year. Provisions for loan losses decreased modestly from 1997 and totaled $1,192,000 in 1998 compared to $1,327,000 a year earlier. Noninterest expense totaled $25,318,000 in 1999 compared to $20,521,000 in 1998. Including the onetime charges, net income amounted to $4,705,000, or $0.67 per diluted share, compared to $4,769,000, or $0.69 per diluted share, during the same period last year.

     During the first nine months of 1999, net interest income on a fully taxable-equivalent basis decreased $41,000 and totaled $28,121,000 compared to $28,162,000 in 1998.



                                   Page -11-

Net Interest Income
(amounts in thousands)

Nine Months Ended September 30,                                                1999             1998            % Change
------------------------------------------------------------------------------------------------------------------------
Interest income (financial statements)                                       $42,757            $45,023          (5.03)%
Tax equivalent adjustment                                                        445                352          26.42%
                                                                           ---------          ---------
Total interest income (on an FTE basis)                                       43,202             45,375          (4.79)%
Interest expense                                                             (15,081)           (17,213)        (12.39)%
                                                                           ---------          ---------
Net interest income (fully taxable equivalent)                             $  28,121          $  28,162          (0.15)%
                                                                           =========          =========

NONINTEREST INCOME

     Through the first nine months of 1999, noninterest income decreased $1,300,000 and totaled $5,742,000, compared to $7,042,000 reported for the same period in 1998. During the first nine months of 1999, NECB realized a loss from the sales of securities of $67,000, including the $566,000 loss discussed in the third quarter. This compared to gains of $1,504,000 through September 30, 1998 which included a gain of $898,000 from the sale of investment securities owned by the parent company.

     Service charges, fees and commissions also increased substantially, totaling $3,304,000 through the nine month period ending September 30, 1999. This represents a $257,000, or 8.4%, increase compared to the $3,047,000 recorded through the first nine months of 1998. Increased sales volume of core banking products, especially commercial product sales, was chiefly the reason for this increase.

NONINTEREST EXPENSE

     Noninterest expenses amounted to $22,874,000 during the first nine months of 1999 compared to $25,318,000 for the same period in 1998. During 1998 NECB incurred merger related charges $3,593,000 related to the acquisitions of Bank of South Windsor and Olde Port Bank. Generally recurring expenses were flat to lower in 1999 reflecting NECB's ability to extract benefits from its acquisitions as scale economies and other efficiencies are achieved. This result is especially important when considering the expanded facilities undertaken in 1999. These included Olde Port's first branch office, in Hampton, New Hampshire, the mortgage company's new operations in New Hampshire and Middlebury,
Connecticut. NECB also continued to invest in new equipment and technology, doubling item processing capability and network upgrades to increase customer service capability. Like all banking organizations and most businesses, NECB also invested time and resources in testing and upgrading equipment for Y2K readiness.

FINANCIAL CONDITION

     Total assets at September 30, 1999 stood at $812,626,000, compared to $803,887,000 at year-end. During the first nine months of 1999. These loans are typically sold in the secondary market upon closing and, as such, do not serve to increase loans outstanding. With the downward trend in interest rates in 1998--the majority of which occurred in third quarter--the Company experienced a moderate rise in prepayments which was accurately forecasted by NECB's internal interest rate risk models. Loan demand typically softens during the summer months, and this taken together with increased prepayments, served to reduce loans outstanding. On a year to date basis, when the effect of the March 30, 1998 bulk loan sale is excluded, loans outstanding decreased by $2,438,000. Loans consisted of the following:

 (Amounts in thousands)
                                                                              September 30,    December 31,
                                                                                  1999             1998
Commercial and financial                                                     $   151,531       $   146,962
Real estate:
    Construction                                                                  18,820            23,862
    Residential                                                                  110,712           123,446
    Commercial                                                                   196,329           176,139
Consumer                                                                          39,226            45,571
                                                                             -----------       -----------
Gross loans outstanding                                                      $   516,618       $   515,980
                                                                             ===========       ===========


     Securities available-for-sale decreased from December 31, 1998 and ended the third quarter at $185,992,000 and held-to-maturity decreased and totaled $4,207,000 at quarter end.

     Federal funds and short term investment increased $12,034,000 and totaled $25,599,000 at quarter-end compared to $13,565,000 at December 31, 1998. Federal funds, are overnight loans to other banks, and short term investments include investments such as



                                   Page -12-
money market funds, Commercial paper, and money market preferred stock. Together these funds represent excess reserves and are the Company's most liquid assets. As such they are available to meet short-term cash flow needs of the Company and its customers.

     Other real estate owned was virtually unchanged at $1,680,000, or 0.21% of total assets, at September 30, 1999. During the first nine months of the year the Company acquired properties with a value of $814,000 through foreclosure and disposed of properties with a market value of $693,000.

     Total deposits, which constitute the principal funding source of the Company's assets, decreased $52,497,000 from December 31, 1997 and amounted to $611,581,000 at September 30, 1999. This decrease occurred principally in higher cost time deposits with relatively short maturities. The deposits decreased approximately $34,000,000 since the start of the year while noninterest bearing transaction accounts decreased approximately $18,000,000 from the year-end high $160,000,000 to $142,000,000 at September 30, 1999. NECB's noninterest-bearing transaction accounts historically achieve their highest levels at year-end.

     Total shareholders' equity was $71,159,000 at September 30, 1999, an decrease of $2,191,000 over December 31, 1998. Equity was increased by $6,589,000 in net income and $349,000 from issuance of common stock in conjunction with employee benefit plans. Equity was reduced by $2,524,000 in dividends paid to shareholders, $3,924,000 from the change in unrealized holding gains on securities available-for-sale, and $2,681,000 from the repurchase of $135,500 of common stock now held in the Treasury.

SECURITIES HELD-TO-MATURITY

     Securities held-to-maturity are shown in the Company's balance sheets on an amortized cost basis. Amortized cost is the original cost adjusted for the effect of accumulated amortization of premiums and accretion of discounts. As summarized in the table below, investments in securities held-to-maturity decreased from $5,675,000 at December 31, 1998 to $4,207,000 at September 30, 1999.

                                                                           September 30, 1999                   December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                            Amortized
                                                                            Cost           Fair                  Cost           Fair
(Amounts in thousands)                                                     Basis          Value                 Basis          Value
------------------------------------------------------------------------------------------------------------------------------------
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                  $              $                     $   1,899      $   1,914
Debt securities issued by states and
    political subdivisions of the states                                   2,838          2,881                 2,813          2,969
Mortgage-backed securities                                                   509            500                   672            678
Other debt securities                                                        860            862                   265            270
                                                                       ---------      ---------             ---------      ---------
                                                                       $   4,207      $   4,243             $   5,675      $   5,831
                                                                       =========      =========             =========      =========


SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are shown in the Company's balance sheets at fair value. The unrealized gain or loss resulting from such valuation, reduced by the effect of income taxes, is reflected as a separately disclosed component of shareholders' equity. At September 30, 1999, the net unrealized loss on securities available-for-sale was $4,116,000, while at December 31, 1998 the unrealized gain was $2,181,000. As shown in the table below, investments in securities available-for-sale totaled $185,992,000 at September 30, 1999 versus $191,867,000 at December 31, 1998:



                                   Page -13-

                                                                           September 30, 1999                   December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized                            Amortized
                                                                            Cost           Fair                  Cost           Fair
(Amounts in thousands)                                                     Basis          Value                 Basis          Value
------------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                                          $   13,077     $   12,924            $   29,826     $   30,369
Debt securities issued by the U.S. Treasury
   and other U.S. government agencies                                     99,494         94,029               102,029        102,937
Debt securities issued by states and political sub-divisions                   0              0                13,186         13,417
Corporation debt securities                                               16,648         16,206                10,610         10,727
Asset-based securities                                                    13,409         13,066                   986          1,019
Mortgage-backed securities                                                50,480         49,767                32,950         33,398
                                                                      ----------     ----------            ----------     ----------
                                                                      $  190,108     $  185,992            $  189,587     $  191,867
                                                                      ==========     ==========            ==========     ==========


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

(Amounts in thousands)
                                                                               September 30, 1999                   December 31,1998
Nonaccrual loans                                                                       $    7,151                      $    5,340
OREO                                                                                        1,680                           1,636
                                                                                       ----------                      ----------
Total nonperforming assets                                                             $    8,831                      $    6,976
                                                                                       ==========                      ==========

Loans past due in excess of ninety days and accruing interest                          $       60                      $      977

     NPAs increased $1,855,000 or 27% in the nine months ended September 30, 1999. Significantly, at quarter-end NPAs represented 1.09 percent of total assets compared to 0.87 percent of total assets at December 31, 1998. This increase in nonperforming assets primarily resulted from

     OREO consists of properties acquired through foreclosure proceedings. These properties are recorded at the lower of the carrying value of the related loans or the estimated fair market value less estimated selling costs. Charges to the allowance for possible loan losses are made to reduce the carrying amount of such loans to the fair market value of the properties less estimated selling expenses upon reclassification as OREO. Subsequent reductions, when necessary, are charged to operating income.



                                   Page -14-

Activity in Nonperforming Assets
(Amounts in thousands)
Nine Months ending September 30,                                                                              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998 and 1997                                                                                  $6,976        $  13,034
    Additions                                                                                                6,173            7,044
    Reductions:
       Loans returned to performing status                                                                    (362)
      Payments                                                                                              (2,324)            (868)
      Charge-offs and writedowns                                                                              (939)          (4,056)
      Sales, net                                                                                              (693)          (7,449)
                                                                                                         ---------        ---------
Ending Balance, September 30, 1999 and 1998                                                                 $8,831        $   7,735
                                                                                                            ======        =========

PROVISION AND ALLOWANCE FOR LOAN POSSIBLE LOSSES

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

     The following table summarizes the activity in the allowance for possible loan losses for the quarters ended September 30, 1999 and 1998. The allowance is maintained at a level consistent with identified loss potential and the perceived risk in the portfolio.

(In thousands)
Nine Months Ended September 30,                                                                             1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Balance beginning of period                                                                             $ 10,092         $  12,081
Provisions charged to operations                                                                             478             1,192
Recoveries on loans previously charged-off                                                                   468               675
Charge-offs taken in conjunction with bulk loan sale (i.e., specific allocated reserves)                                    (1,392)
Loans charged-off                                                                                           (834)           (2,264)
                                                                                                        --------         ---------
Balance end of period                                                                                   $ 10,204         $  10,292
                                                                                                        ========         =========

     Provisions for possible loan losses charged to operations for the first nine months of 1999 were $478,000 compared to $1,192,000 for the same period in 1998. During the nine-month period, total charge-offs decreased by $3,822,000 due to the bulk sale in 1998 and the overall improved quality of the loan portfolio.

CAPITAL

     The Company endeavors to maintain an optimal amount of capital upon which an attractive return to shareholders will be realized over the short and long run while meeting all regulatory requirements for minimum levels of capital.

     As of September 30, 1999, the Company exceeded all regulatory capital ratios and the subsidiaries were categorized as "well capitalized." The various capital ratios of the Company for September 30, 1999 and 1998 were:

                                                      Minimum Level                 1999                       1998
                                                      -------------                 ----                       ----
Total Risk-Based............................                8%                     13.44%                    13.31%

Tier 1 Risk-Based...........................                4%                     12.18%                    12.06%

Leverage....................................                4%                      8.64%                     8.37%


LIQUIDITY

     It is management's objective to ensure the continuous ability to meet cash needs as they arise. Such needs may occur from time to time as a result of seasonal declines in deposit levels, response to changes in interest rates paid on deposits and interest rates charged for loans and fluctuations in the demand for the Banks' various loan products. Accordingly, the Company maintains liquidity that



                                   Page -15-
provides the flexibility to meet its cash needs. The liquidity objective is achieved through the maintenance of readily marketable assets as well as a balanced flow of asset maturities and prudent pricing on loan and deposit agreements. The Company has alternative sources of liquidity, including repurchase agreements and lines of credits provided by the FHLBB to the Subsidiaries, which together provide the Company with flexibility in managing its liquidity position. The maturities of investment securities and cash flows from the repayments of outstanding loans are expected to provide the Company with adequate liquidity over the coming months.

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

    The Company has completed its assessment and made accommodations for addressing the liquidity concerns that our regulators have raised. These plans include the off-site retention of extra cash, lines of credit, and additional liquid investment vehicles to provide the ability to maintain smooth operations in the event of abnormal withdrawals of funds by consumers concerned with the effect of the Year 2000. In addition, the Company has completed an extensive consumer education and awareness program regarding the Company's state of preparedness. The program included multiple correspondence and communication pieces, in-branch materials and the like.

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


                                   Page -16-

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


                                             NEW ENGLAND COMMUNITY BANCORP, INC.


Date: November 10, 1999                      By:    s/s Anson C. Hal
                                             -----------------------------------
                                                    Anson C. Hall
                                                    Vice President and Treasurer



                                   Page -18-